Form 10-Q
period 2022-06-30
Atlis Motor Vehicles Inc
filed 2022-09-27
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-34761

ATLIS Motor Vehicles, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4308534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1828 N. Higley Rd. Ste 116

Mesa, AZ 85205

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (602) 309-5425

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AMV	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 27, 2022, there were 8,104,137 and 29,775,370 shares of the Registrant’s Class A and Class D Common Stock outstanding, respectively, par value $0.0001 and $0.0001, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLIS MOTOR VEHICLES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$638,038	$3,146,134
Prepaid expenses and other assets	327,209	290,265
Other receivables	242,630	342
Total current assets	1,207,877	3,436,741

Property and equipment, net	721,926	980,028
Construction in progress	50,185	-

Intangible assets, net	10,497	11,074

Right-of-use assets	949,420	-
Security deposits	102,106	90,222
Vendor deposits	79,222	96,164

TOTAL ASSETS	$3,121,233	$4,614,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$675,232	$65,902
Accrued expenses	615,766	166,684
Payroll tax liabilities	262	56,728
Advanced customer deposits	225,000
Paycheck protection program loan	-	397,309
Current portion of deferred rent	-	22,412
Current portion of lease liability	332,819	-

Total current liabilities	1,849,079	709,035

Deferred rent	-	103,633
Lease liability, net of current portion	732,750	-

Total liabilities	2,581,829	812,668
Commitments and contingencies (Note 9)

Stockholders' equity
Class C Stock, par value $0.0001; 15,000 shares authorized; no shares issued and outstanding at June 30, 2022; 5,000 issued and outstanding at December 31, 2021.	-	1
Class D Stock, par value $0.0001; 41,925,572 authorized; 28,425,370 issued and outstanding at June 30, 2022; 25,725,370 issued and outstanding at December 31, 2021.	2,843	2,573
Class A Common stock, par value $0.0001; 54,307,968 shares authorized; 7,657,322 issued and outstanding as of June 30, 2022; 6,854,576 issued and outstanding as of December 31, 2021.	766	684
Additional paid-in capital	185,448,854	151,733,673
Accumulated deficit	(184,913,059)	(147,935,370)

Total stockholders' equity	539,404	3,801,561

Total liabilities and stockholders' equity	$3,121,233	$4,614,229

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

Revenue	$		$		$		$

Operating expenses:
Stock based compensation		10,252,172		3,550,105		24,207,101		6,676,775
General and administrative		4,445,964		1,168,391		7,614,408		2,587,836
Advertising		1,782,019		960,176		3,637,816		1,153,806
Research and development		1,171,713		473,444		1,866,089		746,046
Total operating expenses		17,651,868		6,152,116		37,325,414		11,164,463

Operating loss		(17,651,868)		(6,152,116)		(37,325,414)		(11,164,463)

Other income (expense):
Paycheck protection program forgiveness		397,309				397,309
Loss on disposal of property and equipment		(152,284)				(152,284)
Other income (expense)		115,243		(36,427)		102,700		(36,878)
Total other income (expense)		360,268		(36,427)		347,725		(36,878)

Net Loss		$(17,291,600)		$(6,188,543)		$(36,977,689)		$(11,201,341)

Loss per share, basic		$(2.06)		$(1.65)		$(2.14)		$(1.48)

Weighted average number of common shares outstanding used in computing loss per share:		8,407,414		3,750,325		17,249,345		7,582,890

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2022
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Equity (Deficit)	Total

Balance at March 31, 2022	7,162,069	$716	10,000	$1	27,075,370	$2,708	$(1,360,931)	$170,497,194	$(167,621,459)	$1,518,229
Common Stock issued for cash	418,253	42					1,360,931	4,109,894		5,470,867
Shares issued for services and rent guarantees	2,000							17,600		17,600
Series D Stock Issued					1,350,000	135				135
Exchange of Class C to Class A	75,000	8	(10,000)	(1)				571,994		572,001
Stock based compensation								10,252,172		10,252,172
Net Loss									(17,291,600)	$(17,291,600)
Balance at June 30, 2022	7,657,322	$766	-	$-	28,425,370	$2,843	$-	$185,448,854	$(184,913,059)	$539,404

Three Months Ended June 30, 2021
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Equity (Deficit)	Total

Balance at March 31, 2021	15,151,954	$1,518	5,000	$1			$-	$18,661,000	$(19,212,086)	$(549,567)
Common Stock issued for cash	524,677	39						3,052,356		3,052,395
Shares issued for services and rent guarantees				-		-	-			-
Stock based compensation								3,550,105		3,550,105
Net Loss									(6,188,543)	(6,188,543)
Balance at June 30, 2021	15,676,631	$1,557	5,000	$1	-	$-	$-	$25,263,461	$(25,400,629)	$(135,610)

Six Months Ended June 30, 2022
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Equity (Deficit)	Total

Balance at December 31, 2021	6,854,576	$684	5,000	$1	25,725,370	$2,573	$-	151,733,673	$(147,935,370)	$3,801,561
Common Stock issued for cash	725,746	74						8,881,828		8,881,902
Shares issued for services and rent guarantees	2,000	-	5,000	-		-	-	54,528	-	54,528
Series D Stock Issued					2,700,000	270				270
Exchange of Class C to Class A	75,000	8	(10,000)	(1)				571,994		572,001
Stock based compensation								24,207,101		24,207,101
Net Loss									(36,977,689)	$(36,977,689)
Balance at June 30, 2022	7,657,322	$766	-	$-	28,425,370	$2,843	$-	$185,448,854	$(184,913,059)	$539,404

 ATLIS MOTOR VEHICLES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2021
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Equity (Deficit)	Total

Balance at December 31, 2020	14,845,067	$1,484	-	$-		-	$-	$13,378,066	$(14,199,288)	$(819,738)
Common Stock issued for cash	799,064	69						5,022,248		5,022,317
Shares issued for services and rent guarantees	32,500	4	5,000	1	-		-	186,372		186,377
Stock based compensation								6,676,775		6,676,775
Net Loss									(11,201,341)	(11,201,341)
Balance at June 30, 2021	15,676,631	$1,557	5,000	$1	-	$-	$-	$25,263,461	$(25,400,629)	$(135,610)

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,977,689)	$(11,201,341)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	115,596	8,010
Amortization right of use assets	148,579	-
Employee stock based compensation	24,207,101	6,676,775
Non-employee stock compensation	626,529	186,372
Forgiveness of Paycheck Protection Loan	(397,309)	-
Loss on the sale of property and equipment	152,284	-

Changes in assets and liabilities:
Prepaid expenses and other current assets	(36,944)	(42,388)
Other receivables	(242,288)	2,280
Accounts payable	609,330	(22,200)
Accrued expenses	449,082	40,095
Payroll tax liabilities	(56,466)	(329,399)
Deferred revenue	225,000	-
Deferred rent	-	(4,731)
Security Deposits	(11,884)	(2,544)
Vendor Deposits	16,942	-
Operating lease liabilities	(158,476)	-

Net cash used in operating activities	(11,330,613)	(4,689,071)

Cash flows from investing activities:
Purchases of property and equipment	(59,385)	(82,945)
Addition of intangible assets	-	(36,561)

Net cash used in investing activities	(59,385)	(119,506)

Cash flows from financing activities
Proceeds from Stock Issuance	8,881,902	5,022,316
Proceeds from Paycheck Protection Loan	-	397,309

Net cash provided by financing activities	8,881,902	5,419,625

Net (decrease) increase in cash	(2,508,096)	611,048
Cash, beginning of period	3,146,134	42,994
Cash, end of period	$638,038	$654,042

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,904	$4,962

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

ATLIS Motor Vehicles Inc. (“the Company” or “ATLIS”), a Delaware corporation based in Mesa, Arizona, was incorporated in 2016. ATLIS is a vertically integrated, mobility technology company developing products that will power work. The Company is working toward production of an electric vehicle technology platform for heavy and light duty work trucks for individual and fleet use in agriculture, service, utility, and construction industries, amongst others. To meet the towing and payload capabilities of legacy diesel-powered vehicles, ATLIS has developed proprietary battery technology and a modular system architecture capable of scaling to meet the specific needs of the all-electric vehicle.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 1-K for the year ended December 31, 2021 (“2021 Form 1-K") filed with the Securities and Exchange Commission (“SEC") on May 16, 2022 pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2021 Form 1-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six month period ended June 30, 2022, the Company incurred a net loss of $36,977,689 and had net cash flows used in operating activities of $11,330,613. On June 30, 2022, the Company had $638,038 in cash and an accumulated deficit of $184,913,059.

The Company continues to raise capital through stock sales and investment campaigns. In the six months ended June 30, 2022, the Company raised $8,881,902 from the sale of common stock through its Regulation A+ offering. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding.. The Company’s success is dependent upon achieving strategic and financial objectives, including accessing capital through public markets. ATLIS has spent the last several years developing technology that will electrify work. In 2021, the Company delivered on its commitment to build and test what we believe is superior battery technology and to successfully deliver the XT prototype. In 2022, we plan to become continue to make progress toward revenue generation and to secure sufficient funding to execute on our operational milestones.

Change in Accounting Policy

The Company has opted for an effective adoption date of January 1, 2022 for the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. As a result of implementation, the Company recorded a right of use asset, current portion of lease liability and lease liability, net of current portion in the amounts of $949,420, $332,819, and $732,750 in the unaudited condensed consolidated balance sheets at June 30, 2022. See note 8 for more information.

2.	Recent Accounting Pronouncements and Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (“ASC 740”). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company does not expect this update to have a material impact on its consolidated financial statements.

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on its consolidated financial statements.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected.

Segment Reporting

We evaluated segment reporting in accordance with Accounting Standards Codification 280 – Segment Reporting (“ASC 280”) and concluded that the Company is comprised of one operating segment. The Company reports segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company did not have any cash equivalent balances at June 30, 2022 or December 31, 2021.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

Advertising

The Company began utilizing media networks, including, but not limited to online and social media presence to build awareness for the product and brand. Advertising costs for the three and six months ended June 30, 2022 were $1,782,019 and $3,637,816, respectively. Advertising costs for the three and six months ended June 30, 2021 were $960,176 and $1,153,806, respectively.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There were no impairment charges for the three or six months ended June 30, 2022.

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in the operating expenses on the unaudited condensed consolidated statements of operations. Research and development expenses were $1,171,713 and $1,866,089 for the three and six month period ending June 30, 2022. The Company recorded research and development expenses of $473,444 and $746,046 for the three and six month periods ending June 30, 2021, respectively.

3.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Leasehold improvements	$129,860	$129,860
Office equipment	98,442	63,969
Tools and plant equipment	550,124	829,898
Vehicles	69,949	59,449
	848,375	1,083,176
Less—Accumulated depreciation	(126,449)	(103,148)
Property and equipment, net	$721,926	$980,028

The Company recorded depreciation expense related to property and equipment in the amount of $60,206 and $115,018 for the three and six month periods ended June 30, 2022. Depreciation expense was $4,791 and $2,501 for the three and six month periods ended June 30, 2021.

In accordance with ASC 360-10, the Company evaluated its long-lived assets for potential impairment. We determined that a potential triggering event occurred due to ongoing losses during the quarter; however, since the assets were recently purchased and as the estimated useful life of these assets was not impacted by the Company’s ongoing losses, Management determined no impairment was necessary.

4.	Intangible Assets

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Patents	$11,555	$11,555
Less—Accumulated amortization	(1,058)	(481)
Intangible assets, net	$10,497	$11,074

ATLIS recorded amortization expense related to the issuance of a patent number 11.069.945 on July 20, 2021. The Company amortizes patents using the straight-line method over the estimated useful life of the patent, which is ten years. The Company recorded amortization expense of $289 and $578 during the three and six months ended June 30, 2022, respectively. Patent expense for patents in process are recorded to Prepaid and other assets.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2021, the Company had net operating loss carryforwards of approximately $31,350,000 which will carryforwards through 2037. The Company’s current year net operating loss will carryforward indefinitely.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss ("NOL") carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The current income tax benefit of $14,794,000 was generated for the six months ended June 30, 2022. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carryforwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2022 and 2021 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

6.	Paycheck Protection Program Loan

On February 11, 2021, ATLIS was granted a loan from Washington Federal Bank, in the aggregate amount of $397,309, pursuant to the Paycheck Protection Program (“PPP”). The was granted under the provisions of the second offering of PPP loans by the Small Business Association. The loan, which was in the form of a Note dated February 11, 2021, issued to ATLIS, matures February 11, 2026 and bears interest at a rate of 1.0% annually. The Note may be prepaid by the Borrower at any time prior to the maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debit obligations incurred before February 15, 2020. On April 13, 2022, the Company received notice that the note was fully forgiven. As a result the Company recorded other income in the amount of $397,309 in its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022.

On April 30, 2020, ATLIS was granted a loan from Washington Federal Bank, in the aggregate amount of $92,931, pursuant to the PPP under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020. This PPP note was fully forgiven on July 12, 2021.

7.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. For the three and six months ended June 30, 2022, and 2021, respectively, the Company’s basic and diluted net loss per share are the same because the Company generated a net loss for the periods and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact. The Company’s basic net loss per share was $2.06 and $2.14 for the three and six months ended June 30, 2022, respectively. The Company’s basic net loss per share for the three and six months ended June 30, 2021 was $1.65 and $1.48, respectively.

8.	Leases

The Company adopted ASC 842, Leases (“ASC 842”), on January 1, 2022. Consequently, financial information has not been updated for dates and periods before January 1, 2022. Additionally, the Company chose to elect certain relief options offered in ASC 842 including the package of practical expedients, the option to account for separate lease and non-lease components as a single unit, and the option to exclude right-of-use assets and lease liabilities that arise from short term leases (i.e. leases with terms of twelve months or less). Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases consist of mixed-use office and warehouse space in Mesa, Arizona. The Company’s lease terms may include options to terminate the lease when it is reasonably certain that the Company will exercise such options. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees, material restrictions or covenants. The Company used an incremental borrowing rate of 3.25% to determine the present value of fixed lease payments based on the United States Prime borrowing rate at the lease commencement date, as the rate implicit in the lease was not readily determinable.

The Company’s aggregate lease maturities as of June 30, 2022, are as follows:

Year
2022 (remaining 6 months)	$179,927
2023	367,952
2024	378,990
2025	193,748
Total minimum lease payments	1,120,617
Less imputed interest	(55,048)
Total operating lease liabilities	$1,065,569

9.	Commitments and Contingencies

Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against the Company. From time to time, ATLIS may be a party to certain legal or regulatory proceedings in the ordinary course of business. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, management does not expect that any such future proceedings will have a material effect on the Company’s financial condition or results of operations.

10.	Select Balance Sheet Accounts

Vendor Deposits

ATLIS paid $58,312 to Salt River Project, the Arizona utility company, as a refundable deposit for engineering services for implementation of additional electricity capacity to facilitate the development of ATLIS 1.5MW AMV charging capabilities. Additionally, the Company recorded a total of $30,512 in 2021 for deposits on equipment purchases to be delivered at future dates. At June 30, the company had total Vendor Deposits of $79,2022 compared to $96,164 at December 31, 2021. Vendor deposits made during the period ended June 30, 2022 consisted of deposits on battery testing equipment and miscellaneous other machinery and equipment.

Payroll Tax Liability

The Company has payroll tax obligations of $262 at June 30, 2022. The Company’s payroll tax obligation was $56,728 at December 31, 2021.

	June 30, 2022	December 31, 2021
Federal Payroll Taxes	$-	$61,394
State Payroll Taxes	262	(4,666)
Total Payroll Taxes Payable	$262	$56,728

Advanced Customer Deposits

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. As of June 30, 2022 the deferred revenue balance of $225,000 relates entirely to a customer order for two XP Platforms to be produced and delivered at a later date.

11.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

Prior to and up until the quarter ended September 30, 2021, the Company awarded employees grants in common stock as part of employee compensation, which typically vested over four years. Upon vesting, the company recorded employee stock compensation to additional paid-in-capital as the shares were vested but not issued. The share value was calculated based on the most recent funding event. Subsequently, the Company changed its accounting policy to value company shares based on appraisal of fair market value that considered all available information material to the value of the Company, including the present value of anticipated future cash flows and other relevant factors such as a discount for lack of marketability. The same method was applied retrospectively to value stock grant awards in prior years. As a result, the company revised the previously recorded share-based compensation expenses based on the use of the appraisal method.

On August 24, 2021, the Company offered employees the option to convert their vested stock grants into stock options at weighted average conversion ratio of approximately 6.64 options for every share grant. A condition of the conversion was the relinquishment of all prior awarded stock through the August 24, 2021 conversion date. Although not all, a majority of former and current employees at the time elected to convert their shares to options. The Company accounted for this transaction as a modification as per ASC 718. As a result, the company recorded approximately $114,579,500 of incremental compensation expense as of December 31, 2021.

The originally vested stock grants were unissued as of the modification date with the exception of 10,000,000 Class A shares held by Mark Hanchett, who subsequently relinquished these on August 24, 2021.

On August 24,2021, the Company issued 25,725,370 Class D stock to the CEO and the President.

Between August 24, 2021 and December 31, 2021, ATLIS awarded 578,400 options to new employees, non-employees and to our Director of Board.

On June 17, 2022, the Company agreed with a third party who provided a rent guarantee to the Company’s landlord on the Company’s building in Mesa, Arizona to exchange 75,000 shares of Class A common stock for 10,000 shares of Class C common stock. The Company recorded General and Administrative expenses of $572,000 on the Company’s Unaudited Condensed Consolidated Statements of operations for the three and six months ended June 30, 2022 resulting from consideration provided for the loss of perquisites afforded to Class C shareholders.

In the six months ended June 30, 2022, ATLIS awarded 3,257,125 options to new employees, non-employees and to our Directors of Board.

The Company recorded $10,252,172 and $24,207,101 in stock based compensation expense for the three and six month periods ended June 30, 2022, respectively. The Company recorded stock based compensation expense of $3,550,105 and $6,676,775 for the three and six month periods ended June 30, 2021, respectively.

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions for the three and six months ended June 30, 2022. The Company did not have any stock options for the three and six months ended June 30, 2021.

Three and Six Months Ended June 20, 2022

Expected average life (years)	7.0
Expected volatility	75.33%
Risk-free interest rate	1.65%
Expected dividend yield	0%

Compensation expense was determined by applying the Black-Scholes model on the appraised value of the underlying share price for each stock on the grant date.

A summary of the Company’s outstanding stock options and restricted stock units (“RSU”) as of June 30, 2022, and changes during the six months then ended is presented below:

	Options *				RSUs
	Shares	Weighted average exercise price	Weighted average contractual term (in years)		Shares	Weighted average grant date fair value
Outstanding, December 31, 2021	45,466,295	$7.00	7		1,344,657	-
Granted	519,242		7			-
Exercised	-	-			-	-
Forfeited	415,010	7.00			-	-
Expired	-	-			-	-
Outstanding, June 30, 2022	45,457,280	$7.00	7		1,344,657	-
Exercisable, June 30, 2022	30,505,327	$7.00	7.00	**	-	-

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 96,248,541 at $0.0001 par value per share.

In 2021 and 2022, the Company issued Class D shares of Common Stock. These shares are not traded openly or available for sale to the public. Class D shares are offered only to executive officers of ATLIS. Each class D share of common stock is granted two votes compared to Class A shares of common stock which are granted one vote per share. The shares of Class D Stock are not entitled to receive any dividends or any distribution on a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class D shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class D Stock owned by such holder. As of June 30, 2022, 28,425,370 shares of Class D stock were issued to Mark Hanchett and Annie Pratt.

The breakdown of common stock by class at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

Class A	7,657,322	6,854,576
Class C		5,000
Class D	28,425,370	25,725,370
Total Shares Outstanding	36,082,692	32,584,946

12.	Subsequent Events

The Company performed an evaluation of events occurring between the end of our most recent quarter end and the date of filing these condensed consolidated financial statements.

The Company received cash inflows from stock sales via campaigns and private investors. The current stock campaign via crowd funding is through Fund America. The Company has raised $6,306,845 from July 1, 2022 through September 27, 2022 and has issued 446,815 shares of class A, (including 64,511 bonus shares) and 1,350,000 shares of class D common stock during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that  investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Post-Qualification Amendment No. 11 on Form 1-A POS (“Form 1-A”) filed with the SEC on September 22, 2022. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto in the 2021 Form 1-A.

Our corporate website is located at www.atlismotorvehicles.com. At or through the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 1-K and other reports and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “ATLIS” and “Company” refer to ATLIS Motor Vehicles, Inc. and its consolidated subsidiaries.

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis of Presentation, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. There have been no changes to our critical accounting policies since we filed our 2021 Form 1-K.

Critical Accounting Policies

As disclosed in Note 11 of the Unaudited Condensed Consolidated Financial Statements presented elsewhere in this Report, the Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could have a material impact on our stock based compensation expense and therefore, our operational results.

Company Overview

ATLIS Motor Vehicles, Inc. is a vertically integrated electric vehicle (“EV”) company committed to electrifying work. The Company was incorporated in the State of Delaware on November 9, 2016, and maintains its headquarters in Mesa, Arizona. ATLIS is a pre-revenue development stage company with a goal to design, develop and produce electric vehicles and components. We have incurred losses from operations and have had negative cash flows from operating activities since our inception. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given expenses related to the completion of its ongoing research and development activities. In 2021, the company achieved important milestones and built the foundation on which we plan to grow our company. We produced the first AMV battery cell which charges in under ten minutes and successfully launched the ATLIS XT truck prototype. We plan to continue development in these areas with plans to begin generating revenue in 2023.

Company and Industry Outlook

We believe the battery and medium to heavy duty truck EV markets are expected to grow to $560 billion and $15.6 billion, respectively, by the year 2030. Additionally, recent legislation introduced by the United States Government has placed a focus on moving away from traditional fossil fuel powered vehicles toward the EV space.

We are focused on capturing a portion of the EV segment that we believe is not fully serviced by current EV manufacturers. Our goal is to provide vehicle and battery solutions designed for the commercial segment, including construction, agriculture, mining, and fleet services, amongst others. We have designed and built proprietary battery technology capable of allowing EV usage that is comparable to current fossil fuel based medium and heavy duty trucks. We believe this battery technology is a key differentiator for us. Our proprietary battery technology will allow for a maximum towing capacity of up to 35,000 pounds, driving range of 300 – 500 miles, and the ability to charge a vehicle from zero percent to a full 100% in under fifteen minutes. In addition to our battery technology, we are also developing the XP platform, a skateboard chassis that can be used to power various models of work vehicles, with the intention of streamlining the vehicle maintenance process with standardized components that are easy to replace or repair. As part of this platform, we intend to offer a scalable technology solution with a connected cloud, mobile, service and charging ecosystem that will provide what we believe will be unprecedented workflows and customer experience. We are also developing a 100% electric, full-sized work truck. As mentioned above, we launched a prototype of this vehicle in fiscal 2021. Finally, we plan to provide services for our vehicles and platforms, including 1.5 Megawatt charging stations and a subscription service that covers maintenance, insurance and service costs, all of which are designed to improve the customer experience and remove costs and complexities from customer vehicle and maintenance programs.

Our plan is to begin to sell our proprietary battery packs beginning in fiscal year 2022, followed by the commercialization of our XP Platform in fiscal years 2022 and 2023 and finally, production and delivery of our XT pickup trucks in fiscal 2024.

During the six months ended June 30, 2022, we believe we have made meaningful progress in meeting our operating plans, including:

•	Began testing and validation of our proprietary battery cube cell and increased production capabilities with additional equipment designed to scale manufacturing.
•	Developed and tested a prototype charging handle and cable designed to charge the company’s batteries at 1.5 MW.
•	Secured our first order and received a deposit on two XP platforms.
•	Increased employee headcount by 37 in order to support our plans for growth.
•	Continued to raise capital through our Regulation A and crowdfunding campaigns.

As mentioned above, we are currently a pre-revenue company. During the second quarter of fiscal year 2022, we received a deposit for production of two XP Platforms for planned delivery at a later date. We expect to incur a loss on this project. Additionally, until we obtain sufficient capital to efficiently scale our production capabilities and increase production volume, we expect to incur losses on each product we sell. We are seeking additional sources of capital in order to achieve our production goals including listing on the NASDAQ public exchange on September 27, 2022. There is no assurance that we will obtain a sufficient level of capital through public markets or through other means in the time frames needed to sustain or grow the business or on terms agreeable to us.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2022 and June 30, 2021 (certain amounts may not calculate due to rounding):

	2022	% of Total Expenses	2021	% of Total Expenses	Change

Revenue	$-	-%	$-	-%	$-

Operating expenses:
Stock based compensation	10,252,172	58	3,550,105	58	6,702,067
General and administrative	4,445,964	25	1,168,391	19	3,277,573
Advertising	1,782,019	10	960,176	16	821,843
Research and development	1,171,713	7	473,444	8	698,269
Total operating expenses	17,651,868	100	6,152,116	100	11,499,752

Operating loss	(17,651,868)	100	(6,152,116)	100	(11,499,752)

Other income (expense):
Paycheck protection program forgiveness	397,309	-	-	-	397,309
Loss on disposal of property and equipment	(152,284)	-	-	-	(152,284)
Other income (expense)	115,243	-	(36,427)	-	151,670
Total other income (expense)	360,268	-	(36,427)		396,695

Net loss	$(17,291,600)	-%	$(6,188,543)	-%	$(11,103,057)

Stock based compensation.  Stock based compensation increased $6,702,067 from $3,550,105 during the second quarter of 2021 to $10,252,172 in the second quarter of 2022 as a result of the vesting of stock options for employees and executives including $2,911,147 of expense in the current six month period compared to $4,330,169 in first six months of the prior year period related to stock options for the Company’s President and its Chief Executive Officer.

General and administrative. General and administrative expenses increased from $1,168,391 in the prior year’s second quarter to $4,445,964 in the second quarter of 2022, or $3,277,573 primarily as a result of increased salaries and benefits from increased headcount and higher expenses related to legal and professional services in preparation for the Company’s public offering.

Advertising. Advertising increased by $821,843 from $960,176 in the second quarter of 2021 to $1,782,019 in the second quarter of 2022 as the company worked to increase awareness of its innovative products with consumers and to support the Company’s crowd funding campaigns through its various social media outlets.

Research and development. Research and development expenses increased $698,269 in the second quarter of 2022 compared to the prior year period as the company continued to ramp up development on its core products.

Other income (expense). Other income increased $396,695. The current year’s second quarter includes $397,309 in income from the forgiveness of the Company’s Paycheck Protection Program loan.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2022, and 2021 (certain amounts may not calculate due to rounding):

	2022	% of Total Expenses	2021	% of Total Expenses	Change

Revenue	$-	-%	$-	-%	$-

Operating expenses:
Stock based compensation	24,207,101	65	6,676,775	60	17,530,326
General and administrative	7,614,408	20	2,587,836	23	5,026,572
Advertising	3,637,816	10	1,153,806	10	2,484,010
Research and development	1,866,089	5	746,046	7	1,120,043
Total operating expenses	37,325,414	100	11,164,463	100	26,160,951

Operating loss	(37,325,414)	100	(11,164,463)	100	(26,160,951)

Other income (expense):
Paycheck protection program forgiveness	397,309				397,309
Loss on disposal of property and equipment	(152,284)				(152,284)
Other income (expense)	102,700	-	(36,878)	-	139,578
Total other income (expense)	347,725	-	(36,878)	-	384,603

Net loss	$(36,977,689)	-%	$(11,201,341)	-%	$(25,776,348)

Stock based compensation.  Stock based compensation increased $17,530,326 from $6,676,775 during the six months ended June 30, 2021 to $24,207,101 in the six months ended June 30, 2022 as a result of the vesting of stock options for employees and executives, including $8,707,500 of expense in the current six month period compared to $7,567,260 in first six months of the prior year period related to stock options for the Company’s President and its Chief Executive Officer.

General and administrative. General and administrative expenses increased from $2,587,836 during the first six months of the prior year compared to $7,614,408 in the first six months of 2022, or $5,026,572 primarily as a result of increased salaries and benefits from increased headcount and higher expenses related to legal and professional services in preparation for the Company’s public offering.

Advertising. Advertising increased by $2,484,010 from $1,153,806 during the first six months of 2021 to $3,637,816 in the first six months of 2022 as the company worked to increase awareness of its innovative products with consumers and to support the Company’s crowd funding campaigns through its various social media outlets.

Research and development. Research and development expenses increased $1,120,043 during the first six months of 2022 compared to the prior year period as the company continued to ramp up development on its core products.

Other income (expense). The Company recorded $347,725 in other income during the first six months of fiscal 2022 primarily from the forgiveness of the Company’s Paycheck Protection Program loan of $397,309.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(11,330,613)	$(4,689,071)
Net cash used in investing activities	(59,385)	(119,506)
Net cash provided by financing activities	8,881,902	5,419,625

As disclosed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Report the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six month period ended June 30, 2022, the Company incurred a net loss of $36,977,689 and had net cash flows used in operating activities of $11,330,613. On June 30, 2022 the Company had $638,038 in cash and an accumulated deficit of $184,913,059.

The Company continues to raise capital through stock sales and investment campaigns. In the six months ended June 30, 2022, the Company raised $8,881,902 from the sale of common stock through its Regulation A+ offering. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding. The Company’s success is dependent upon achieving strategic and financial objectives, including accessing capital through public markets. ATLIS has spent the last several years developing technology that will electrify work. In 2021, the Company delivered on its commitment to build and test what we believe is superior battery technology and to successfully deliver the XT prototype. In 2022, we plan to continue progress toward revenue generation and to secure sufficient funding to execute on our operational milestones.

Net Cash Used in Operating Activities.  Net cash used in operating activities during the six months ended June 30, 2022 was $11,330,613. The use of cash resulted primarily from a net loss of $36,977,689, offset by non-cash employee and non-employee stock based compensation expense of $24,207,101 and $626,529, respectively, loss on the sale of Property and equipment and changes in working capital, an increase in other receivables related to the sale of Property and equipment and forgiveness of the PPP loan.

Net cash used in operating activities during the six months ended June 30, 2021 of $4,689,071 resulted primarily from a net loss of $11,201,341, offset by non cash employee and non employee stock compensation of $6,676,775 and $186,372, respectively, and net changes in working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the six months ended June 30, 2022 and 2021, of $59,385 and $119,506, respectively, was related to purchases of Property and equipment and during each period. Cash used in investing activities during the six month period ended June 30, 2021 also included $36,561 for payments toward the development of patents.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities of $8,881,902 during the six months ended June 30, 2022 primarily consisted of proceeds from stock issuance from our Regulation A+ offering.

Net cash provided by financing activities of $5,419,625 during the six months ended June 30, 2021 primarily consisted of proceeds from stock issuance of $5,022,316 and receipt of $397,309 in proceeds from the PPP loan. This loan was forgiven in April of 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of June 30, 2022, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, the Company contracted with an individual to oversee accounting and financial reporting functions at the company. The individual is a Certified Public Accountant and is experienced in public company accounting, reporting and internal controls. There were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors”, in the Form 1-A, which could materially affect our business, financial condition or future results. The risks described in this Report and in the Form 1-A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation

3.2	Bylaws

3.3	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlis Motor Vehicles, Inc.

Date: September 27, 2022	By:	/s/ Apoorv Dwivedi
Apoorv Dwivedi
Chief Financial Officer
(Principal Financial Officer)