Form 10-Q
period 2022-09-30
Atlis Motor Vehicles Inc
filed 2022-11-14
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-34761

ATLIS Motor Vehicles Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4380534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 8, 2022, there were 9,706,019 and 30,675,370 shares of the Registrant’s Class A and Class D Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLIS MOTOR VEHICLES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$1,414	$3,146
Prepaid expenses and other assets	216	290
Other receivables	32	-
Total current assets	1,662	3,436

Property and equipment, net	1,724	980
Construction in progress	70	-
Intangible assets, net	10	11

Right-of-use assets	874	-
Security deposits	101	90
Vendor deposits	290	96

TOTAL ASSETS	$4,731	$4,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,368	$66
Accrued expenses	595	167
Payroll tax liabilities	124	57
Advanced customer deposits	522	-
Paycheck protection program loan	-	397
Current portion of deferred rent	-	22
Current portion of lease liability	485	-
Total current liabilities	3,094	709

Deferred rent	-	104
Lease liability, net of current portion	692	-

Total liabilities	3,786	813
Commitments and contingencies (Note 9)

Stockholders’ equity
Class C Stock, par value $0.0001; 15,000 shares authorized; no shares issued and outstanding at September 30, 2022; 5,000 shares issued and outstanding at December 31, 2021.	-	-
Class D Stock, par value $0.0001; 41,925,572 authorized; 29,775,370 issued and outstanding at September 30, 2022; 25,725,370 issued and outstanding at December 31, 2021.	3	2
Class A Common stock, par value $0.0001; 54,307,968 shares authorized; 9,538,691 issued and outstanding as of September 30, 2022; 6,854,576 issued and outstanding as of December 31, 2021.	1	1
Additional paid-in capital	202,002	151,733
Accumulated deficit	(201,061)	(147,936)

Total stockholders’ equity	945	3,800

Total liabilities and stockholders’ equity	$4,731	$4,613

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

Revenue	$		$		$		$

Operating expenses:
Stock based compensation		10,163		81,595		34,370		88,271
General and administrative		3,879		1,658		11,494		4,244
Advertising		1,494		1,028		5,131		2,182
Research and development		670		447		2,536		1,193
Total operating expenses		16,206		84,728		53,531		95,890

Operating loss		(16,206)		(84,728)		(53,531)		(95,890)

Other income (expense):
Paycheck protection program forgiveness		-		-		397
Loss on disposal of property and equipment		-		-		(152)
Interest expense		(5)		-		(5)		-
Other income		63		87		165		48
Total other income		58		87		405		48

Net Loss		$(16,148)		$(84,641)		$(53,126)		$(95,842)

Loss per share, basic		$(2.06)		$(6.59)		$(7.22)		$(6.69)

Weighted average number of common shares outstanding used in computing loss per share:		7,848,640		12,853,502		7,363,248		14,332,128

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

Three Months Ended September 30, 2022
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2022	7,657,322	$1	-	-	28,425,370	$3	$-	$185,449	$(184,913)	$540
Common Stock issued for cash	446,815	-	-	-				6,390		6,390
Shares issued for services and rent guarantees	-	-	-	-				-		-
Series D Stock Issued					1,350,000
Exchange of Class C to Class A
Stock based compensation	1,434,554	-	-	-				10,163		10,163
Net Loss				-			-		(16,148)	(16,148)
Balance at September 30, 2022	9,538,691	$1	-	$-	29,775,370	$3	$-	$202,002	$(201,061)	$945

Three Months Ended September 30, 2021
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2021	15,676,631	$2	5,000	$-	-	$-	$-	$25,263	$(25,400)	$(135)
Common Stock issued for cash	2,085,028	-						7,981		7,981
Shares issued for services and rent guarantees	32,500	-						186		186
Stock based compensation	-	-						81,595		81,595
Founder class A shares relinquished	(10,000,000)	(1)								(1)
Series D Stock Issued					24,040,000	2				2
Net Loss				-			-		(84,641)	(84,641)
Balance at September 30, 2021	7,794,159	$1	5,000	$-	24,040,000	$2	$-	$115,025	$(110,041)	$4,987

ATLIS MOTOR VEHICLES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

Nine Months Ended September 30, 2022
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2021	6,854,576	$1	5,000	$-	25,725,370	$2	$-	$151,734	$(147,935)	$3,802
Common Stock issued for cash	1,172,561	-						15,272		15,272
Shares issued for services and rent guarantees	2,000	-	5,000					10		10

Series D Stock Issued					4,050,000	1				1
Exchange of Class C to Class A	75,000	-	(10,000)					572		572
Stock based compensation	1,434,554	-						34,414		34,414
Net Loss							-		(53,126)	(53,126)
Balance at September 30, 2022	9,538,691	$1	-	$-	29,775,370	$3	$-	$202,002	$(201,061)	$945

Nine Months Ended September 30, 2021
	Common Stock
	Class A		Class C			Class D
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Securities Receivable	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balance at December 31, 2020	14,845,067	$1	-	$		-	$-	$-	$13,378	$(14,199)	$(820)
Common Stock issued for cash	2,916,592	1							13,190		13,190
Shares issued for services and rent guarantees	32,500		5,000		-				186		186
Series D Stock issued						24,040,000	2				2
Founder Class A shares relinquished	(10,000,000)	(1)									(1)
Stock based compensation									88,271		88,271
Net Loss								-		(95,842)	(95,842)
Balance at September 30, 2021	7,794,159	$1	5,000		$-	24,040,000	$2	$-	$115,025	$(110,041)	$4,987

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,126)	$(95,842)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	193	13
Employee stock based compensation	34,370	88,271
Non-employee stock compensation	627	-
Forgiveness of Paycheck Protection Loan	(397)	(93)
Loss on the sale of property and equipment	152	-
Interest expense	5

Changes in assets and liabilities:
Prepaid expenses and other current assets	74	(187)
Other receivables	(32)	3
Accounts payable	1,161	16
Accrued expenses	569	96
Payroll tax liabilities	68	(562)
Capital lease liability	193
Net change in operating lease assets and liabilities	110
Advanced customer deposits	523	-
Deferred rent	(126)	(8)
Security deposits	(11)	(3)
Vendor deposits	(194)	-

Net cash used in operating activities	(15,841)	(8,296)

Cash flows from investing activities:
Purchases of property and equipment	(1,394)	(752)
Addition of intangible assets	-	(26)
Proceeds from sale of property and equipment	230	-

Net cash used in investing activities	(1,164)	(778)

Cash flows from financing activities
Proceeds from stock issuance	15,273	13,377
Proceeds from paycheck protection loan	-	397

Net cash provided by financing activities	15,273	13,774

Net (decrease) increase in cash	(1,732)	4,700
Cash, beginning of period	3,146	43
Cash, end of period	$1,414	$4,743
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5	$5
Supplemental disclosures of non-cash activity:
Purchases on account related to property and equipment	$193	$-
Incremental expense on Class C to Class A stock exchange	$572	$186

See accompanying notes to unaudited condensed consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

ATLIS Motor Vehicles Inc. (the “Company” or “ATLIS”), a Delaware corporation based in Mesa, Arizona, was incorporated in 2016. ATLIS is a vertically integrated, electric vehicle technology ecosystem company committed to electrifying vehicles and equipment for Work. The Company is developing three products to meet the needs of our target customer, proprietary AMV battery cell and pack technology, a modular and scalable electric powered platform and an electric pickup truck. The AMV battery technology is the core of the Company’s hardware platform and is designed to be capable of charging a full-size pickup in less than 15 minutes.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 1-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC") on May 16, 2022 (“2021 Form 1-K") pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2021 Form 1-K.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

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

During the nine month period ended September 30, 2022, the Company incurred a net loss of $53 million and had net cash flows used in operating activities of $16 million. On September 30, 2022, the Company had $1.4 million in cash and an accumulated deficit of $201 million.

During the quarter, the Company continued to raise capital through stock sales and investment campaigns. In the nine months ended September 30, 2022, the Company raised $15.3 million from the sale of common stock through its Regulation A+ offering and other crowd funding campaigns. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. On September 27, 2022, the Company registered its regulation A shares with the SEC and listed on the NASDAQ Stock Market LLC under the ticker symbol “AMV”. Additionally, as disclosed in Note 12, on November 3, 2022 the Company entered into a Securities Purchase Agreement with certain institutional investors for gross proceeds of up to $27 million, Senior Secured Original Issue 10% Discount Convertible Promissory Notes in the aggregate principal amount of up to $30 million and warrants to purchase a number of shares of the Company’s Class A common stock equal to 30% of the face value of the Notes divided by the volume weighted average price, in three tranches. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including acquiring capital through public markets.

Change in Accounting Policy

The Company has opted for an effective adoption date of January 1, 2022 for the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. As a result of implementation, the Company recorded a right of use asset, current portion of lease liability and lease liability, net of current portion in the amounts of $874 thousand, $338 thousand and $646 thousand, in the unaudited condensed consolidated balance sheets at September 30, 2022. See Note 8 for more information.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations may be affected.

Segment Reporting

The Company evaluated segment reporting in accordance with Accounting Standards Codification 280 – Segment Reporting (“ASC 280”) and concluded that ATLIS is comprised of one operating segment. The Company reports segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

Advertising

The Company began utilizing media networks, including, but not limited to online and social media presence to build awareness for the product and brand. Advertising costs for the three and nine months ended September 30, 2022 were $1.5 million and $5.1 million, respectively. Advertising costs for the three and nine months ended September 30, 2021 were $1.0 million and $2.2 million, respectively.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, but no less than quarterly, to reduce deferred tax assets to the amounts expected to be realized.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such facts and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There were no impairment charges for the three or nine months ended September 30, 2022.

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in Operating expenses on the unaudited condensed consolidated statements of operations. The Company recorded $670 thousand and $2.5 million in Research and development expenses for the three and nine month periods ending September 30, 2022, respectively. The Company recorded research and development expenses of $477 thousand and $1.2 million for the three and nine month periods ending September 30, 2021, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could have a material impact on the Company’s stock based compensation expense and therefore, its operational results.

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Leasehold improvements	$130	$130
Office equipment	98	64
Tools and plant equipment	1,629	830
Vehicles	70	59

Less—Accumulated depreciation	(203)	(103)
Property and equipment, net	$1,724	$980

Depreciation expense for the three months ended September 30, 2022 and September 30, 2021 was $77 thousand and $5 thousand, respectively. Depreciation expense for the nine months ended September 30, 2022 and September 30, 2021 was $251 thousand $12 thousand, respectively. Property and equipment includes tools and plant equipment obtained under capital lease in the amount of $240 thousand. The equipment is being depreciated over 5 years. The capital lease was entered into on July 1, 2022 and is payable over 18 months at 7% interest with monthly installments of $14 thousand. The company had an outstanding balance of $193 thousand on the capital lease at September 30, 2022

4.	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Patents	$12	$12
Less—Accumulated amortization	(2)	(1)
Intangible assets, net	$10	$11

The Company recorded amortization expense related to patent number 11.069.945 on July 20, 2021. The Company amortizes patents using the straight-line method over the estimated useful life of the patent, which is ten 10 years. The Company recorded amortization expense of $ and $1 thousand during the three and nine months ended September 30, 2022, respectively. The Company recorded amortization expense of $1 thousand for the three and nine months ended September 30, 2021. Patent expense for patents in process are recorded to Prepaid and other assets.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2021, the Company had net operating loss carryforwards of approximately $31.4 million which will carryforward through 2037. The Company’s current year net operating loss will carryforward indefinitely.

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

The Company generated an income tax benefit of $14.6 million for the nine months ended September 30, 2022. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carryforwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2022 and 2021 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

6.	Paycheck Protection Program Loan

On February 11, 2021, The Company was granted a loan from Washington Federal Bank, in the aggregate amount of $397 thousand, pursuant to the Paycheck Protection Program (“PPP”). The loan was granted under the provisions of the second offering of PPP loans by the Small Business Association. The loan, which was in the form of a Note dated February 11, 2021, issued to the Company, was to mature February 11, 2026 and bore an interest at a rate of 1.0% annually. The Note was allowed to be prepaid by the Borrower at any time prior to the maturity with no prepayment penalties. Funds from the loan were to only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debit obligations incurred before February 15, 2020. On April 13, 2022, the Company received notice that the note was fully forgiven. As a result, the Company recorded Other income in the amount of $397 thousand in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

On April 30, 2020, The Company was granted a loan from Washington Federal Bank, in the aggregate amount of $93 thousand, pursuant to the PPP under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020. This PPP note was fully forgiven on July 12, 2021.

7.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares Class D common stock as these shares do not participate in the earnings of the Company. For the three and nine months ended September 30, 2022, and 2021, respectively, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact. The Company’s basic net loss per share was $2.06 and $7.22 for the three and nine months ended September 30, 2022, respectively. The Company’s basic net loss per share for the three and nine months ended September 30, 2021 was $6.59 and $6.69, respectively.

8.	Leases

The Company adopted ASC 842, Leases (“ASC 842”), on January 1, 2022. Consequently, financial information has not been updated for dates and periods before this date. Additionally, the Company chose to elect certain relief options offered in ASC 842 including the package of practical expedients, the option to account for separate lease and non-lease components as a single unit, and the option to exclude right-of-use assets and lease liabilities that arise from short term leases (i.e. leases with terms of twelve months or less). Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company’s lease consists of mixed-use office and warehouse space in Mesa, Arizona. The Company’s lease evaluation may include options to terminate the lease when it is reasonably certain that the Company will exercise such options. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for amortization of the ROU asset is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or covenants. The Company had a weighted average remaining lease term of 5 years and a weighted average discount rate of 3.25%, which was determined based on the United States Prime borrowing rate at the lease commencement date, as the rate implicit in the lease was not readily determinable.

The Company’s aggregate lease maturities as of September 30, 2022, are as follows (in thousands):

Year
2022 (remaining 3 months)	$90
2023	368
2024	379
2025	194
Total minimum lease payments	1,031
Less imputed interest	(47)
Total operating lease liabilities	$984

The Company entered into a capital lease agreement on July 1, 2022, with a vendor to purchase equipment to be used in research and development. The terms of the note are 18 months at 7% interest payable in monthly installments of $14 thousand. The Company recorded a total of $193 thousand in the Lease liabilities line items in the condensed consolidated balance sheets at September 30, 2022 in relation to this agreement.

9.	Commitments and Contingencies

Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against the Company. From time to time, the Company may be a party to certain legal or regulatory proceedings in the ordinary course of business. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, management does not expect that any such future proceedings will have a material effect on the Company’s financial condition or results of operations.

10.	Select Balance Sheet Accounts

Vendor Deposits

During 2021, the Company paid $60 thousand to Salt River Project, an Arizona utility company, as a refundable deposit for engineering services for implementation of additional electricity capacity to facilitate the development of the Company’s 1.5MW charging capabilities. Additionally, the Company recorded a total of $30 thousand in 2021 for deposits on equipment purchases to be delivered at future dates. At September 30, 2022 the company had total Vendor deposits of $290 thousand. The company had $100 thousand in Vendor deposits at December 31, 2021. Vendor deposits made during the period ended September 30, 2022 consisted of $200 thousand in deposits on battery testing equipment and miscellaneous other machinery and equipment.

Advanced Customer Deposits

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying the Company’s performance obligations, including amounts which are refundable. As of September 30, 2022 the Advanced customer deposit balance of $522 thousand relates entirely to a customer order for Platform prototypes to be produced and delivered at a later date.

11.	Stock Based Compensation and Common Stock

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

On August 24, 2021, the Company offered employees the option to convert their vested stock grants into stock options at weighted average conversion ratio of approximately 6.64 options for every share grant. A condition of the conversion was the relinquishment of all prior awarded stock through the August 24, 2021 conversion date. Although not all, a majority of former and current employees at the time elected to convert their shares to options. The Company accounted for this transaction as a modification as per ASC 718. As a result, the company recorded approximately $115 million of incremental compensation expense as of December 31, 2021. The originally vested stock grants were unissued as of the modification date with the exception of 10,000,000 Class A shares held by the Company’s Chief Executive Officer, who subsequently relinquished these on August 24, 2021.

On August 24,2021, the Company issued 25,725,370 Class D stock to the Company’s Chief Executive Officer and the President.

Between August 24, 2021 and December 31, 2021, the Company awarded 578,400 stock options to new employees, non-employees and to our Board of Directors.

On June 17, 2022, the Company agreed with a third party who provided a rent guarantee to the Company’s landlord on the Company’s building in Mesa, Arizona to exchange 75,000 shares of Class A common stock for 10,000 shares of Class C common stock. The Company recorded General and Administrative expenses of $572 thousand on the Company’s Unaudited Condensed Consolidated Statements of operations for the three months ended June 30, 2022 resulting from consideration provided for the loss of perquisites afforded to the Class C shareholder.

In the nine months ended September 30, 2022, the Company granted 714,043 stock options to new employees, non-employees and to our Board of Directors. 4,687,518 stock options vested during the nine months ended September 30, 2022.

The Company recorded $10.2 million and $34.4 million in stock based compensation expense for the three and nine month periods ended September 30, 2022, respectively. The Company recorded stock based compensation expense of $81.6 million and $88.3 million for the three and nine month periods ended September 30, 2021, respectively.

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three and Nine months ended September 30,
	2022	2021

Expected average life (years)	7.0	7.0
Expected volatility	75.33%	73.56%
Risk-free interest rate	1.65%	0.06%
Expected dividend yield	0%	0%

Compensation expense was determined by applying the Black-Scholes model on the appraised value of the underlying share price for each stock on the grant date.

A summary of the Company’s outstanding stock options and restricted stock units (“RSU”) as of September 30, 2022, and changes during the nine months then ended is presented below:

	Options			RSUs
	Shares	Weighted average exercise price	Weighted average contractual term (in years)	Shares	Weighted average grant date fair value
Outstanding, December 31, 2021	45,466,295	$7.00	7	1,344,657	$-
Granted	782,605		7	110,000	7.00
Exercised	-	-		-	-
Forfeited	(585,162)	7.00		(7,456)	-
Shares issued	-			(1,278,858)
Unissued shares converted to options	78,343			(78,343)
Expired	-	-		-	-
Outstanding, September 30, 2022	45,742,081	$7.00	7	90,000	7.00
Exercisable, September 30, 2022	31,961,690	$7.00	7	-	-

Common Stock

The total number of shares of common stock the Company has authority to issue is 96,248,541 at $0.0001 par value per share.

In 2021 and 2022, the Company issued Class D shares of Common Stock. These shares are not traded openly or available for sale to the public. Class D shares are offered only to the President and the Chief Executive Officer of the Company. Each class D share of common stock is granted ten votes compared to Class A shares of common stock which are granted one vote per share. The shares of Class D Stock are not entitled to receive any dividends or any distribution on a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class D shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class D Stock owned by such holder. Class D stock were issued to the Chief Executive Officer and President in the amount of 29,775,370 shares as of September 30, 2022.

The breakdown of common stock by class at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

Class A	9,538,691	6,854,576
Class C	-	5,000
Class D	29,775,370	25,725,370
Total Shares Outstanding	39,314,061	32,584,946

12.	Subsequent Events

As previously disclosed in a Current Report on Form 8-K filed with the SEC on November 4, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors the “Investors”), pursuant to which the Company agreed to issue to the Investors, for gross proceeds of up to $27 million Senior Secured Original Issue 10% Discount Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of up to $30 million and warrants (the “Warrants”) to purchase a number of shares of the Company’s Class A common stock (the “Warrant Shares”) equal to 30% of the face value of the Notes divided by the volume weighted average price, in three tranches. The Purchase Agreement contains customary representations and warranties by the Company and customary conditions to closing.

Under the first tranche of funding, which closed upon signing of the Purchase Agreement, for gross proceeds of $9 million the Company issued Notes to the Investors in the aggregate principal amount of $10 million and Warrants to purchase up to an aggregate of 231,312 Warrant Shares. Upon the third trading day following the effectiveness of the Registration Statement, and subject to the satisfaction of certain conditions, a second tranche of funding will be provided by the Investors in the aggregate principal amount of $10 million for gross proceeds to the Company of $9 million. Upon the thirtieth trading day following the closing of the second tranche of funding, and subject to the satisfaction of certain conditions, a third tranche of funding will be provided by the Investors in the aggregate principal amount of $10 million for gross proceeds to the Company of $9 million. Such additional principal amounts, if funded, will be added to the principal amount of the Notes, and the Investors will be entitled to receive additional Warrants to purchase Warrant Shares equal to 30% of the face value of the Notes divided by the volume weighted average price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Post-Qualification Amendment No. 11 on Form 1-A filed with the SEC on September 22, 2022 (“Form 1-A”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 1-K for the year ended December 31, 2021 filed with the SEC on May 16, 2022 (“2021 Form 1-K”).

Our investor relations website is located at www.atlismotorvehicles.com/investors. At or through the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 1-K, other reports and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC. Additionally, the Company regularly disseminates information about ATLIS through various social media outlets including Instagram and YouTube (www.youtube.com/c/atlismotorvehicles and www.instagram.com/atlismotorvehicles, respectively).

Unless the context otherwise requires, the terms “we”, “us”, “our”, “ATLIS” and “Company” refer to ATLIS Motor Vehicles Inc. and its consolidated subsidiaries.

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

Critical Accounting Policies

Stock Based Compensation

As disclosed in Note 11 of the unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Form 10-Q, the Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

We have granted stock-based awards consisting primarily of incentive and non-qualified stock options to employees, members of our board of directors and non-employees. Stock options generally vest over three years at a rate of 33.33% each year beginning one year after the grant date, with the exception of stock options granted to our Chief Executive Officer and our President which vest on the first of each month through December 1, 2024. Stock options generally expire 10 years from the grant date and are exercisable when the options vest. Stock-based compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period based on the estimated fair value of the awards on the grant date. We estimate fair value of stock options granted using the Black-Scholes option-pricing model. Calculating the fair value of stock option awards using the Black-Scholes option pricing model requires the input of certain subjective assumptions, including the fair value of the underlying common stock, expected common stock price volatility, expected dividend yield of our common stock, risk-free interest rates, and the expected option term. The assumptions used in the Black-Scholes option-pricing model are estimated as described below. Other reasonable assumptions could have a material impact on our stock based compensation expense and therefore, our operational results.

Fair value of common stock – Historically, the fair value of our common stock was estimated using a 409a valuation performed by a third party because our common stock had not yet been publicly traded. The 409a valuation included certain inputs and assumptions related to the Company’s projections of future earnings and growth.

Expected Volatility – The volatility rate was determined by using an average of historical volatilities of selected peers deemed to be comparable to our business corresponding to the expected option term as we did not have sufficient history of trading on our common stock prior to our public offering.

Dividend Yield – The expected dividend yield was zero as we have never declared or paid cash dividends and have no plans to do so in the foreseeable future.

Risk Free Interest Rate – The risk-free interest rate was based on the U.S. Treasury yield curve in effect at that time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected option term.

Expected Option Term – The expected option term represented the period that the Company’s options were expected to be outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

We continue to use judgement in evaluating the expected volatility over the expected option term and the expected option term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of the expected volatility over the expected option term, which could materially impact our future stock-based compensation expense.

Company Overview

ATLIS Motor Vehicles Inc. is a vertically integrated electric vehicle (“EV”) technology ecosystem company committed to electrifying vehicles and equipment for Work. We define “Work” as industries that contribute to the building, digging, growing, maintaining, moving, hauling and towing of the goods and services that keep our communities moving forward. We believe ATLIS technology will be used to power last mile delivery vehicles, garbage trucks, cement trucks, vans, RVs, box trucks, and more. At the core of our hardware ecosystem and platform, proprietary battery technology makes the charging of a full-size pickup truck possible in 15-minutes or less. We intend for the system architecture of our modular platform chassis to be scalable to meet the specific vehicle or equipment application needs of those in construction, mining, and agribusiness fields, as well as those with other similar use cases.

The Company was incorporated in the State of Delaware on November 9, 2016, and maintains its headquarters in Mesa, Arizona. ATLIS is a pre-revenue development stage company with a goal to design, develop and produce electric vehicles and components. We have incurred losses from operations and have had negative cash flows from operating activities since our inception. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given expenses related to the completion of its ongoing research and development activities. In 2021, the company achieved important milestones and built the foundation on which we plan to grow our company. We produced the first AMV battery cell which charges in under ten minutes and successfully launched our truck prototype. We plan to continue development in these areas and we believe our continued development will lead to revenue generation in 2023.

Company and Industry Outlook

We are focused on capturing the Work market, a portion of the EV opportunity that we believe is not fully serviced by current EV manufacturers. Individuals and companies that make up the Work segment require work vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. In the case of vehicles, our target customers are seeking pickup trucks with a range of up to 500 miles, ability to haul 20,000 to 35,000 pounds and the ability to charge their EV in less than 15 minutes. The broader needs of our target customers are presented below. The Company plans to address these needs by developing products across three verticals, our proprietary AMV battery cell and pack technology, a modular and scalable electric powered platform and an electric pickup truck. Each phased business vertical, starting with the energy vertical, will employ both single use point of sale models as well as a longer-term strategic subscription ownership schedule.

•	AMV Batteries for EV’s– According to Fairfield Market Research, the global vehicle battery market includes a total opportunity of over 2 TWH of battery capacity needed in the year 2030 for medium to heavy duty vehicles. This segment has historically been dominantly serviced by commercial vehicle, which typically require significantly more stored energy than consumer vehicles. The global vehicle battery market is expected to exhibit steady growth and reach revenue of more than $43.4 billion by 2030. We believe our proprietary AMV battery technology is purposefully designed to meet the high demands of commercial vehicles.

•	AMV Energy –AMV energy storage is built on our proprietary battery technology. We will market our AMV energy storage solutions within the energy market, which encompasses an approximate $360 billion market opportunity in energy storage, infrastructure, and charging solutions according to Wood Mackenzie. The Atlis energy vertical represents a foundational pillar in the mobility, equipment, and energy production or storage sectors.

•	AMV XP and AMV XT - The second and third tier of our market leverages energy and vehicle technology solutions for mass- and niche-mobility markets focused on coach build construction methods. This market opportunity includes commercial, vocational, and recreational vehicles in the Class 2 to Class 6 markets and represents approximately 1.4 million vehicles to be sold by 2030. The light duty electric truck market for Class 2 and 3 vehicle segments is currently dominated by large truck manufacturers who produce heavy duty pickup trucks with internal combustion and diesel engines. Current automakers are foregoing electric vehicle offerings in this segment until 2030, but with an internally estimated 400 thousand yearly vehicle demand by 2030, we believe this segment represents an untouched opportunity to leverage our AMV energy cell and 30 pack technology to make electrification of these vehicle segments possible.

•	AMV Ecosystem – This opportunity represents the combined ecosystem opportunity and yearly recurring revenue opportunity for ATLIS. We believe this recurring revenue opportunity for Energy, Mobility, Equipment, and Services represents the full-circle solution for commercial and individual consumer or individual commercial customers. This opportunity represents, across the targeted Energy and XP/XT mobility markets, a significant and growing yearly recurring revenue opportunity for the foreseeable future.

We plan to take a strategic approach to scale. First we plan to bring the AMV Battery to market to drive early revenue as we work toward the launch of the XP Platform and XT pickup truck.

Our near future strategy is to focus on execution. We are completing testing and design for manufacturing the AMV battery cell. From there, we plan to stand up production and begin ramping battery cell and pack manufacturing. We are also standing up battery pack manufacturing in parallel to battery cell manufacturing to meet current projected customer demand where customers have signed a letters of intent and memoranda of understanding for battery pack requests. We then plan to commercialize our AMV XP Platform in fiscal year 2025 and finally, begin production of our AMV XT Pickup trucks and related AMV Ecosystem in fiscal year 2026 and beyond.

During the three months ended September 30, 2022, we believe we have made meaningful progress in meeting our operating plans, including:

•	Registered our Regulation A Class A shares with the SEC and listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “AMV”
•	Continued testing and validation of our battery cell technology and further documented our design and process for future production
•	Continued to receive interest and generate potential orders for our AMV Vehicle Batteries and other products
•	Upgraded certain manufacturing equipment to prepare for battery cell production
•	Developed/enhanced people resources, benefits and processes to help ensure that we attract and retain the appropriate skill sets to meet our planned objectives

As mentioned above, we are currently a pre-revenue company. During the third quarter of fiscal year 2022, we received additional deposits for production of XP Platform prototypes for planned delivery at a later date. We expect to incur a loss on this project. Additionally, until we obtain sufficient capital to efficiently scale our production capabilities and increase production volume, we expect to incur losses on each product we sell. We are seeking additional sources of capital in order to achieve our production goals including registering our Regulation A Class A shares with the SEC and listing on the Nasdaq on September 27, 2022. Our direct offering and listing on the NASDAQ public exchange did not result in any capital infusion into the Company. Rather, the registration of Regulation A Class A shares allowed for already issued shares to be traded on the open market. The Company continues to work toward obtaining additional capital through the public markets and other means. There can be no assurance that we will obtain a sufficient level of capital through public markets or through other means in the time frames needed to sustain or grow the business or on terms agreeable to us.

The ongoing conflict in Russia and Ukraine has resulted in economic disruption globally. In response to the conflict, governments have imposed sanctions and other restrictive actions against Russia. This conflict has also resulted in increased costs of materials and other supply chain challenges. While some of our suppliers source materials from this region, as well as other countries globally, we have not been materially impacted by these events. We plan to continue to source raw materials from suppliers outside of the United States and we expect the volume of these activities to increase as we begin production. Our Management team works closely with our vendors to ensure they have adequate supply of the materials and equipment we will need for production and to find alternative solutions in areas where there are supply chain constraints. While we are working to minimize the potential future impact related to these events, we cannot be certain that all inventory or equipment we need for production will be able to be delivered in time for production plans. The extent of the adverse impacts of the ongoing conflict on the broader global economy cannot be predicted and could negatively impact our business and results of operations in the future. Limited supply availability could lead to unforeseen cost and delivery challenges in relation to our operational and production plans for 2023.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth certain statement of operations data for the three-month periods ended September 30, 2022 and September 30, 2021 (certain amounts may not calculate due to rounding):

	2022	% of Total Expenses		2021		% of Total Expenses		Change
	(Dollar amounts in thousands)
Revenue	$-	-%		$		-%		$

Operating expenses:
Stock based compensation	10,163	63			81,595	96			(71,432)
General and administrative	3,879	24			1,658	2			2,221
Advertising	1,494	9			1,028	1			465
Research and development	670	4			447	1			223
Total operating expenses	16,206	100			84,728	100			(68,522)

Operating loss	(16,206)				(84,728)				(68,522)

Other income:
Other income	58				87				(29)
Total other income	58				87				(29)

Net loss	$(16,148)		%		$(84,641)		%		$(68,493)

Stock based compensation.  Stock based compensation decreased $71.4 million from $81.6 million during the third quarter of 2021 to $10.1 million in the third quarter of 2022 as a result of the vesting of stock options for employees and executives including $7.8 million of expense in the three month period ended September 30, 2022 and $76.8 million in the three months of the prior year period related to stock options for the Company’s President and its Chief Executive Officer.

General and administrative. General and administrative expenses increased from $1.7 million in the prior year’s third quarter to $3.9 million in the third quarter of 2022, or $2.2 million primarily as a result of increased salaries and benefits from increased headcount and higher expenses related to legal and professional services in preparation for the Company’s public offering.

Advertising. Advertising increased by $465 thousand from $1 million in the third quarter of 2021 to $1.5 million in the third quarter of 2022 as the Company worked to increase awareness of its products with consumers and to support the Company’s crowd funding campaigns through its various social media outlets.

Research and development. Research and development expenses increased $223 thousand in the third quarter of 2022 compared to the prior year period as the Company continued to ramp up development on its core products.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table sets forth certain statement of operations data for the nine-month periods ended September 30, 2022, and 2021 (certain amounts may not calculate due to rounding):

	2022	% of Total Expenses		2021		% of Total Expenses		Change
	(Dollar amounts in thousands)
Revenue	$-	-%		$		-%		$-

Operating expenses:
Stock based compensation	34,370	64			88,271	92		(53,901)
General and administrative	11,494	21			4,244	4		7,250
Advertising	5,131	10			2,182	2		2,949
Research and development	2,536	5			1,193	2		1,343
Total operating expenses	53,531	100			95,890	100		(42,359)

Operating loss	(53,531)				(95,890)			(42,359)

Other income (expense):
Paycheck protection program forgiveness	397				-			397
Loss on disposal of property and equipment	(152)				-			(152)
Interest expense	(5)				-			(5)
Other income	165				48			117
Total other income	405				48			357

Net loss	$(53,126)		%		$(95,842)		%	$(42,716)

Stock based compensation.  Stock based compensation decreased $54 million from $88 million during the nine months ended September 30, 2021 to $34 million in the nine months ended September 30, 2022 as a result of the vesting of stock options for employees and executives, including $30 million of expense in the current nine month period and $77.8 million in first nine months of the prior year period related to the Company’s President and its Chief Executive Officer.

General and administrative. General and administrative expenses increased from $4.2 million during the first nine months of the prior year compared to $11.5 million in the first nine months of 2022, or $7.3 million, primarily as a result of increased salaries and benefits from increased headcount and higher expenses related to legal and professional services in preparation for the Company’s public offering.

Advertising. Advertising increased by $3 million from $2.1 million during the first nine months of 2021 to $5.1 million in the first nine months of 2022 as the Company worked to increase awareness of its products with consumers and to support the Company’s crowd funding campaigns through its various social media outlets.

Research and development. Research and development expenses increased $1.3 million during the first nine months of 2022 compared to the prior year period as the Company continued to ramp up development on its core products.

Other income. The Company recorded $397 thousand in other income during the first nine months of fiscal 2022 primarily from the forgiveness of the Company’s Paycheck Protection Program (“PPP”) loan.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(15,841)	$(8,296)
Net cash used in investing activities	(1,164)	(778)
Net cash provided by financing activities	15,273	13,774

As disclosed in Note 1 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 in this Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the nine month period ended September 30, 2022, the Company incurred a net loss of $53 million and had net cash used in operating activities of $16 million. On September 30, 2022 the Company had $1.4 million in cash and an accumulated deficit of $201 million.

During the quarter, the Company continued to raise capital through stock sales and crowdfunded investment campaigns. In the nine months ended September 30, 2022, the Company raised $15.3 million from the sale of common stock through its Regulation A+ offering. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. We believe that the Company currently has sufficient cash resources to fund its plan of operations for up to the next two quarters. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. On September 27, 2022 the Company registered its Regulation A Class A shares with the SEC and listed on the Nasdaq under the ticker symbol “AMV”. Additionally, as disclosed in Note 12 of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, on November 3, 2022 the Company entered into a Securities Purchase Agreement with certain institutional investors for gross proceeds of up to $27 million, Senior Secured Original Issue 10% Discount Convertible Promissory Notes in the aggregate principal amount of up to $30 million and warrants to purchase a number of shares of the Company’s Class A common stock equal to 30% of the face value of the Notes divided by the volume weighted average price, in three tranches. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including acquiring capital through public markets.

Net cash used in operating activities.  Net cash used in operating activities during the nine months ended September 30, 2022 was $15.8 million. The use of cash resulted primarily from a net loss of $53 million, offset by employee and non-employee stock based compensation expense of $34.4 million and $0.6 million, respectively, loss on the sale of Property and equipment, changes in working capital, and forgiveness of the PPP loan.

Net cash used in operating activities during the nine months ended September 30, 2021 of $8.3 million resulted primarily from a net loss of $95.8 million, offset by employee and non employee stock compensation of $88.3 million, and net changes in working capital.

Net cash used in investing activities.  Net cash used in investing activities during the nine months ended September 30, 2022 and 2021, of $1.2 million and $0.8 million, respectively, was related to purchases of property and equipment during each period. Cash used in investing activities during the nine month period ended September 30, 2021 also included $26 thousand for payments toward the development of patents.

Net cash provided by financing activities.  Net cash provided by financing activities of $15.3 million during the nine months ended September 30, 2022 primarily consisted of proceeds from stock issuance from our Regulation A+ offering and crowd funding campaigns.

Net cash provided by financing activities of $13.8 million during the nine months ended September 30, 2021 primarily consisted of proceeds from stock issuance of $13.4 million and receipt of $397 thousand in proceeds from the PPP loan. This loan was forgiven in April of 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of September 30, 2022, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors,” in the Form 1-A, which could materially affect our business, financial condition or future results. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 1-A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2022, the Company sold to various investors over the course of several days, an aggregate of 89,526 shares of Class A common stock under the Company’s Regulation D funding campaign at a price of $12.74 per share for a total of $1,140,561. The proceeds were used to fund the Company’s ongoing operations.

During the three months ended September 30, 2022, the Company issued a total of 353,879 shares of Class A common stock consisting of 231,699 shares of Class A common stock at a weighted average share price of $15.88, 53,329shares of Class A common stock at a weighted average share price of $27.50, and 68,851 bonus shares at a weighted average share price of $0 for a total of $5,145,928. Shares were issued under the terms of the Regulation A offering which became qualified on September 23, 2022. See the Form 1-A for more information regarding this issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Form of Senior Secured Original Issue 10% Discount Convertible Promissory Note	8-K	001-41509	4.1	11/04/2022

4.2	Form of Common Stock Purchase Warrant	8-K	001-41509	4.2	11/04/2022

10.1	Form of Securities Purchase Agreement	8-K	001-41509	10.1	11/04/2022

10.2	Form of Security Agreement	8-K	001-41509	10.2	11/04/2022

10.3	Form of Registration Rights Agreement	8-K	001-41509	10.3	11/04/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlis Motor Vehicles Inc.

Date: November 14, 2022	By:	/s/ Apoorv Dwivedi
Apoorv Dwivedi
Chief Financial Officer
(Principal Financial Officer)