Form 10-K
period 2022-12-31
Atlis Motor Vehicles Inc
filed 2023-03-16
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-34761

ATLIS Motor Vehicles Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-4380534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1828 N. Higley Rd. Ste 116

Mesa, AZ 85205

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (602) 309-5425

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AMV	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

Based on the regulation A price of $15.88 for our common stock on June 30, 2022, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $109 million.

As of March 13, 2023, there were 30,584,669 and 32,475,370 shares of the Registrant’s Class A and Class D Common Stock outstanding, respectively, par value $0.0001.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2023 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLIS MOTOR VEHICLES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, market share and product sales, expectations and timing related to commercial product launches and production volumes, future strategies and products, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-K may also contain forward-looking statements regarding future results of operations and financial position, manufacturing capabilities and facilities, business strategy, plans, goals and objectives for future operations.

There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. Forward-looking statements by their nature address matters that are, to different degrees, uncertain and involve significant risks, many of which are beyond our control, and actual results may differ materially. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. We do not undertake to update our forward-looking statements. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

INFORMATION ABOUT ATLIS MOTOR VEHICLES, INC.

Atlis Motor Vehicles, Inc. (“Atlis,” “the Company,” “AMV,” “we,” “us” or “our” uses its website, www.atlismotorvehicles.com, and social media channels including Instagram, YouTube, Facebook, LinkedIn, and Twitter (@AtlisMV) to disclose information about the company and its products to customers, investors, and the public. It's important to note that this information is not incorporated by reference in any reports or documents filed with the SEC, and website URLs are intended to be inactive textual references only. The information posted on these channels may be considered material, so investors should monitor them in addition to press releases, SEC filings, and public conference calls and webcasts. By enrolling your email address to any of our newsletters, you may receive automatic alerts and other information about Atlis. The company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC and available free of charge on the SEC.gov website.

SUMMARY RISK FACTORS

Our business is subject to risks and uncertainties. We encourage our stockholders to carefully review the full risk factors contained under Part I, Item 1A “Risk Factors” in this Form 10-K in their entirety. These risks and uncertainties could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

•	Atlis is an early-stage company with a limited operating history that has never turned a profit and there are no assurances that the Company will ever be profitable.
•	Uncertainty exists as to whether Atlis will be able to raise sufficient funds to continue developing the XP platform and XT pickup truck.
•	We need to raise additional capital to meet our future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interest.
•	We have losses which we expect to continue into the future. There is no assurance our future operations will result in a profit.
•	We may not achieve our projected development goals in the time frames we announce and expect due to unforeseen factors, including scarcity of natural resources and battery raw materials, increases in costs of raw materials, disruption of supply chain or shortages of materials, rising interest rates and inflation increasing the cost to do business.
•	A significant interruption of our information technology systems or the loss of confidential or other sensitive data, including cybersecurity risks, could have a material adverse impact on our operations and financial results.
•	We are in the development stages of many products and we may experience difficulty scaling up manufacturing of our products, including cost, technical complexity and regulatory compliance.
•	Our vehicles rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
•	The cost and difficulty of protecting our intellectual property may make it difficult to do so successfully.

•	We may not be able to successfully manage growth.
•	Our growth rate may not meet our expectations.
•	We may face state and federal regulatory challenges, including environmental and safety regulations.
•	We may not be successful in developing an effective direct sales force.
•	If we do not successfully establish and maintain our Company as a highly trusted and respected name for electric vehicles, we may not achieve future revenue goals, which could significantly affect our business, financial condition and results of operations.

Risks Related to the Automobile Industry

•	The automotive market is highly competitive, and we may not be successful in competing in this industry.
•	We are dependent on suppliers and suppliers, both international and domestic, to our third-party contract manufacturers who fabricate our equipment to fulfill orders placed by us. Timely delivery of orders is needed to meet the requirements of our customers, and a shortage of materials or components, such as microprocessors, can disrupt the production of our equipment.
•	If there is inadequate access to charging stations, our business will be materially and adversely affected.
•	Our vehicles will make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.
•	We have minimal experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
•	The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles or increase our operating costs.
•	Product recall could hinder growth and product liability or other claims could have a material adverse effect on our business.

Risks Related to Our Management

•	We are dependent upon our executives for their services and the loss of personnel may have a material adverse effect on our business and operations.
•	Our management team does not have experience running a public company.
•	Limitations of director liability and director and officer indemnification.
•	Limitations on remedies; indemnification.

Risks Related to Our Capital Structure and Ownership of Class A Common Stock

•	The dual class structure of our common stock has the effect of concentrating voting power with members of our management team, which will limit your ability to influence the outcome of important transactions, including a change in control.
•	We cannot predict the impact our dual class structure may have on our stock price.
•	We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. As a result, our stockholders do not have the same protections afforded to stockholders of companies that cannot rely on such exemptions and are subject to such requirements.
•	Our Chief Executive Officer and majority stockholder may significantly influence matters to be voted on and their interest may differ from, or be adverse to, the interest of our other stockholders.
•	The market price of our Class A common stock has fluctuated, and may continue to fluctuate, significantly.
•	We do not anticipate dividends to be paid on our Class A common stock and investors may lose the entire amount of their investment.
•	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•	We will incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•	Our Amended and Restated Bylaws (the “A&R Bylaws”) include forum selection provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

•

Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could effect the market price and liquidity of our Class A common stock and our ability to issue additional securities and raise additional capital would be adversely impacted

PART I

Item 1.         Business

Overview

Atlis is a technology company developing next-generation battery solutions to electrify commercial vehicles and equipment for Work and to provide the electric vehicle (“EV”) infrastructure needed to facilitate adoption to EV’s. We define “Work” as industries that contribute to the building, digging, growing, maintaining, moving, hauling, and towing of the goods and services that keep our communities moving forward. We believe that widespread adoption of EVs for Work requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products. Atlis designs, engineers, and plans to build proprietary AMV battery cells and packs, 1 megawatt (“MW”) plus charging stations, energy storage solutions to support infrastructure and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

Our battery technology is expected to offer considerable advantages in battery capacity, charging rate, safety, and lifespan while keeping costs low. We are confident that these advantages will be highly beneficial to Original Equipment Manufacturers (“OEMs”) in the automotive and medium to heavy duty equipment segments as it would encourage customers to transition to electrification in a greater extent. Our technology can solve significant issues such as fast charging in just 15 minutes, thereby allowing for a much more competitive EV experience that would match fossil fuel vehicles, something that current EVs with conventional batteries are unable to achieve. We believe Atlis technology may be used to power medium and super-duty pick-up trucks, last mile delivery vehicles, garbage trucks, cement trucks, vans, RVs, box trucks, light to heavy-duty equipment and more. In addition, our batteries could be used for commercial and residential energy storage devices.

AMV is an early-stage company and has not yet scaled production of its products or delivered any products to customers. Of the products we intend to bring to market, our proprietary battery technology is the furthest along in development and closest to mass production. We intend to deliver battery cells and packs to customers in 2023. Additionally, we will continue to develop our XP Platform and the XT Truck, both of which we believe will provide incremental value to our target market in the long run.

Our Target Market

Customers across the Work segments are progressively contemplating EVs for a range of reasons such as improved performance, expansion of the EV charging infrastructure, significantly reduced environmental impact, and lower costs for maintenance and operation. However, the players in these market segment faces unique barriers to the adoption of EVs due to their different usage patterns and operational requirements. In addition, the use of conventional lithium-ion (“Li-ion”) batteries in heavy-duty vehicles and equipment poses several inherent challenges that limit their adoption. Some of the main barriers to adoption include:

•	Limited energy density: Conventional batteries have a relatively low energy density, which means that heavy-duty vehicles and equipment require a large number of batteries to achieve sufficient range. This can add significant weight to the vehicle and reduce payload capacity.
•	Temperature sensitivity: Conventional Li-ion batteries are sensitive to temperature changes, particularly at extreme temperatures. This can impact the performance and lifespan of the battery, particularly in hot or cold environments.
•	Charging time: Charging time for Li-ion batteries can be significant, particularly for larger batteries. This can impact the operational efficiency of heavy-duty vehicles and equipment, which may require frequent charging throughout the day.
•	High upfront costs: Electric commercial vehicles can have a higher upfront cost than their conventional counterparts, which can be a significant barrier for companies that operate on tight profit margins.
•	Limited range and charging infrastructure: Commercial vehicles often need to travel longer distances than passenger cars and require more frequent stops for refueling. The limited range of electric commercial vehicles and the lack of charging infrastructure can make it difficult for fleets to operate efficiently.
•	Payload capacity: Electric commercial vehicles often have lower payload capacity than their conventional counterparts due to the weight of the battery, which can limit their utility for certain applications.
•	Vehicle downtime: Commercial vehicles and equipment are often in use for long hours and may have limited downtime for charging, which can be a challenge for EVs that require longer charging times than refueling with gasoline or diesel.
•	Uncertainty about total cost of ownership: Companies may be hesitant to invest in electric commercial vehicles due to uncertainty about the total cost of ownership, including maintenance, repair, and replacement costs.

We believe that effective adoption to electrification by the Work industry requires a unified solution that addresses all concerns simultaneously. A piecemeal solution where multiple companies independently develop and build pieces of the electrification puzzle while leaving the customer to figure out the rest may not adequately address all needs and may even drive greater execution risk for the customer. Atlis plans to develop a unified solution.

Principal Products and Services

Atis plans to address the needs highlighted above by developing a unified set of products and solutions to support a seamless transition to electrification by the Work industry. Our products start with the AMV battery cells that are intended to go into our high-performing battery packs, which in turn, can be used by OEMs to power their electrified vehicles and equipment. Simultaneously, we plan to build megawatt charging stations that will enable 15-minute charge time for our batteries. Finally, we plan to build energy storage systems (“ESS”) that will use our battery packs to augment rising energy demand across residential, commercial and infrastructure customers. Eventually, we plan to introduce a modular and scalable electric powered platform and an electric pickup truck purposely built to leverage our battery technology to deliver high performing, all-electric vehicles for the Work market.

Our Products

•	AMV Energy Cell – Our proprietary battery technology is the foundation of the Atlis ecosystem. The AMV Energy Cell is designed to leverage an in-house developed NMC-811 chemistry, combined with a unique, proprietary mechanical construction, to significantly improve thermal management and reduce electrical resistance. In addition, our battery cell structure eliminates excess volume and space, thereby providing high energy density. The AMV Energy Cell, when implemented utilizing our AMV proprietary battery pack technology and AMV advanced charging station (the “AMV AAC”) - currently under development - will be capable of delivering consistent power from 0% to 100% battery pack usable capacity, while charging from 0% to 100% usable capacity in 15 minutes. This is the same amount of time it normally takes to fill an Internal Combustion Engine (ICE) vehicle with fuel. We are in small-batch, pilot production of our battery cells and expect to make customer deliveries in late 2023.

•	AMV Energy 30 pack –Called the “30 pack,” the AMV pack is a 30 Kilowatt hours (“KWh”) commodity battery pack focused on serving customers within mobility, equipment, and energy storage and infrastructure applications. The 30 pack will utilize our proprietary battery cell, pack design, electronics, and software systems, all of which are currently in development. Legacy manufacturers of vehicle battery packs typically utilize lithium-ion battery cells in either cylindrical or pouch form factor which are inherently inefficient due to high thermal and electrical resistance. Our AMV Energy 30 pack’s competitive advantage is our direct cell integration approach which minimizes thermal resistance while maximizing electrical conductivity. Our AMV Energy Cell is intended to directly integrate into our AMV Energy 30 pack product. In addition, Atlis is developing the battery pack system with a completely integrated power management, thermal management, and battery management system.

•	AMV Advanced Charger – Our proprietary AMV Advanced Charger (“AAC”) is intended to be capable of delivering up to 1.5 MW of continuous power, deployable in standalone charging station or as a drop-in direct-grid connection solution. The AAC is intended to be a proprietary charging solution aimed at providing charging capabilities to AMV XT, AMV XP, and non-Atlis branded electric vehicle utilizing Combined Charging System 2.0 (“CCS 2.0”). Recently, the Company successfully demonstrated our one MW plus charging capability, The AAC is still in the research and development phase and is not yet in production.

Future Products for Work

•	AMV XP –The AMV XP is designed to be a modular vehicle system, or electric skateboard, providing all technology, software, and mobility technology required to develop a vehicle by third parties. Intended to be a universal, connected, complete vehicle hardware and mechanical architecture system, the AMV XP utilizes our proprietary battery, electronics hardware, mechanical, and software technologies to create a vehicle platform that may be utilized by low-volume vehicle OEMs to develop new EV solutions for niche- and mass-market opportunities. We expect that the production start of AMV XP will follow AMV Cell, 30 pack, and AAC production start.

•	AMV XT pickup truck – The AMV XT pickup truck is intended to be our flagship vehicle and a 100% electric full-sized work truck. The AMV XT pickup truck is intended to be the first of a long line of vehicle solutions built on our AMV XP platform. We intend to provide up to 500 miles of range, up to 35,000 pounds of towing capacity, and a simplistic operational approach with fleet connectivity that utilizes our software and cloud service solutions. AMV XT is still in the research and development phase and is not yet in production. We expect that the start of AMV XT production will follow commencement of AMV Cell, 30 pack, AAC, and AMV XP production.

Our People

Beyond our products and solutions in development, we believe the largest competitive advantage Atlis has is our culture. Our company culture embodies the idea that a transition to electrification and a sustainable future should not require compromise. We are unwilling to bend in our belief that when a technology does not exist, we find creative and innovative ways of developing solutions to solve these challenges. Our team is built of a diverse group of individuals with a singular focus, to power the future of work through an ecosystem of technologies and solutions that provide incremental value to those who build, dig, grow, and maintain.

Competition

The EV market and battery segment are highly competitive and rapidly evolving, with new technologies and potential new entrants emerging frequently. Several major manufacturers currently supply batteries for the EV industry, including Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Limited, LG Energy Solutions, and BYD Co. Limited. These companies primarily supply conventional lithium-ion batteries and are also working on developing new solid-state battery technologies, including potentially lithium-metal batteries. In addition to these established players, many new entrants and automotive OEMs are also investing in battery development and production, with some researching and developing solid-state battery technologies. For example, Quantumscape and Solid Power are developing solid-state batteries while Tesla, Inc. is building multiple battery gigafactories and has the potential to supply batteries to other automotive OEMs. Overall, the competitive landscape of the EV battery market is likely to continue evolving, with new technologies and players emerging over time. Companies operating in this market will need to be nimble and responsive to these changes to remain competitive and successful.

Similarly, the competitive landscape for energy storage products is rapidly evolving, with new technologies and players entering the market. Currently, major companies supplying batteries for energy storage systems include Panasonic Corporation, LG Energy Solutions, Samsung SDI, and Tesla, Inc. In addition to established players, there are many startups and smaller companies that are developing new energy storage technologies, such as flow batteries, solid-state batteries, and hydrogen fuel cells. Large energy companies, such as Total, Shell, and Enel, are also entering the market and investing in energy storage projects. The competitive landscape for energy storage products is expected to remain highly dynamic, with new technologies and players emerging over time, driven by factors such as declining costs, increasing demand for renewable energy, and government incentives.

Competitive Strengths

We believe that Atlis is well positioned to compete successfully in both electric battery technologies

Our competitive strengths include:

•	Fast-Charging Atlis Battery Tech with Superior Cycle Life. Atlis has developed a battery technology that is industry competitive in terms of energy density through chemistry development of proprietary coating mixtures. In addition, the terminal size of the battery cells is designed with increased surface area to enable a much higher electric current intake at a cell level than the capabilities of conventional Li-ion cells. We believe that this, coupled with a differentiated form factor, allows our batteries to charge fast and to last a long time. Atlis battery technology is being designed to charge in 15 minutes or less and sustain performance for as long as one million miles of vehicle life.

•	Robust Intellectual Property Portfolio. As of December 31, 2022, Atlis has one issued and 32 pending U.S. patents. Our issued patent is effective until April 9, 2039. For all other patents, the rights and duration are pending grant of the patent by the U.S. Patent and Trademark Office.

•	Vertical Integration. By taking a vertically integrated approach to development, Atlis is engineering solutions from the ground up. Beginning with the battery cell and building up to battery packs, XP Platform, and ultimately the XT Truck. By developing from cell to vehicle, Atlis’ product offering, development costs, pricing, and success is not dependent on Tier 1 suppliers.

•	A Team with Deep Experience in Disruption. Atlis’ leadership team is made up of individuals with experience in developing products or working in companies that have disrupted traditional industries. Instead of building a team with traditional automotive experience, Atlis has prioritized innovation as a requirement when recruiting talent.

•	Company Core Values & Culture. Atlis has four Core Values: “Candid Ownership”, “Team First”, “Intentional Simplicity”, and “Make it Happen”. These beliefs make Atlis a unique company. Atlis has been dedicated to Candid Ownership from its inception, as can be seen in the transparency of the YouTube videos and social media updates that the company publishes on a regular basis. This level of transparency and authenticity sets Atlis apart from other companies in the electric vehicle and battery industries. “Team First” is a commitment to always do what is best for the team over any one individual, holding Atlis to a high standard of performance management internally. “Intentional Simplicity” captures the deliberate decisions Atlis takes to keep things simple in its product and process designs and in its functionality, or both. Intentional Simplicisy is the opposite of complexity, and it involves making conscious choices to minimize unnecessary elements or features, and to prioritize simplicity and ease of use. Finally, “Make It Happen” instills in the team a relentlessness and perseverance that has resulted in Atlis delivering results using far less resources than our competitors.

•	Magnetic Brand with an Engaged Community. Atlis has built a social media following of over 120,000 combined followers across Facebook, Instagram, LinkedIn, and YouTube. This community is highly engaged in Atlis’ progress and updates, and many of them have even participated in one of our previous equity crowdfunding offerings. This community base is a resource for Atlis to test new ideas, validate product-market fit, and solicit feedback from a community that we believe is representative of our future customer base.

•	Made in the USA. Atlis plans to build its products in-house in its facility in Arizona. As Atlis scales production output, we may need to expand into additional or alternative facilities. Atlis intends to keep manufacturing in the United States, which we believe will likely make the Company one of the few American companies building electric vehicle batteries on United States soil.

Company History

Since its incorporation in 2016, Atlis has been primarily focused on research and development. The business strategy, intellectual property, and initial truck design were created by the founding team. In March 2018 Atlis launched its first Regulation CF campaign to fund further development of the battery technology and the concept designs of the XP Platform and XT pickup truck. In October 2018 Atlis completed a proof-of-concept prototype battery pack that demonstrated a full charge in less than 15 minutes. In 2019 Atlis completed a proof-of-concept prototype of the XP Platform. A second Regulation CF campaign in December 2019 allowed the company to move out of Mark Hanchett’s garage and into our first production facility and hire additional engineers to finalize design of the AMV Battery cell, XT pickup truck, and XP Platform. In August 2020, Atlis launched a successful Regulation A+ campaign which funded facility expansion and continued growth of Atlis technical development teams. In September 2021, Atlis launched a Regulation CF campaign to continue scaling AMV Energy Cell development. In early 2022, Atlis launched its final Regulation A+ campaign which not only funded the company’s operations throughout the year but also provided a foundation upon which Atlis could become a public company. On September 27, 2022, Atlis became a publicly listed company under the ticker “AMV” at The Nasdaq Stock Market LLC (“Nasdaq”). Atlis is an execution focused company and plans to continue to raise capital needed to execute on its immediate and long-term goals.

How We Plan to Generate Revenue

We intend to pursue opportunities as an EV battery technology manufacturer, an energy storage systems company, a vehicle technology company, and a supplier for other automotive OEMs. We also intend to leverage our battery technology solutions to support other emerging electric applications such as heavy machinery, agriculture, aircraft, including electric vertical take-off and landing aircraft (“eVTOL”), and marine transportation.

To date, Atlis has not yet generated any revenue. The Company plans to generate revenue through the sale of our products which include our AMV Battery Pack and Cube Cell, the AAC, the XP platform, the XT pickup truck and a suite of services and software to complete the ecosystem.

We plan to take a risk mitigated approach in going to market. We realize that building up a technology firm like ours from the ground up is a time intensive, resource intensive and capital-intensive process. A crawl, walk, run and leap approach to implementing our eco-system of products and solutions, enables the Atlis team to mitigate execution risk and it mitigates investment risk for our investors and supporters.

We plan to deploy our Crawl phase in 2023 by launching the AMV cells and battery packs into the market, followed closely by the 1.5MW charging stations. The development and launch of the battery cell and its integration into a battery pack, both slated for manufacturing ramp in 2023, are the foundational pieces. Then we intend to continue scaling the production and deployment of these products.

The AMV XP Platform and XT Pickup truck products are in research and development stage. The Company has produced a working prototype of the XP Platform and the XT pickup truck. We expect to finalize development of the production model and begin producing trucks for delivery in the coming years. In the walk phase, we expect to introduce the AMV AP platform followed by the launch of our flagship XT truck shortly after at which time we will be in the run phase. The leap phase is designed to complete the ecosystem and provide a unified set of products and services geared towards driving accelerated transition to electrification for our intended market segment.

Ultimately, we believe that this path allows us to focus on driving execution and building incremental value as we grow.

Industry

Electric Vehicle Battery, Energy Storage and Charging Infrastructure

•	The electric vehicle battery industry is rapidly growing as OEMs target transition to completely electric product offerings, some as soon as 2025. Electric vehicle batteries are in high demand, and smaller companies are not able to secure battery supply for their production targets from the larger battery manufacturers. According to Wood Mackenzie, by 2030 the 2.3 Terawatt hour (“TWh”) global need for electric vehicle batteries is 77% higher than the forecasted supply of 1.3 Gigawatt hour (“GWh”). Furthermore, as EV’s become increasingly popular, there has been a growth in charging infrastructure around the world. According to Acumen Research and Consulting, the electric vehicle charging market is projected to hit $182 billion by 2030. However, there are still challenges to widespread adoption of EV’s. These primarily include long charge times and limited charging infrastructure. Atlis intends to supply battery cells, packs, and charging infrastructure to help fill these gaps in supply.

Energy Storage

Energy storage systems (ESS) have a wide range of emerging use cases that are becoming increasingly important as the adoption of renewable energy sources and electrification continues to grow. Some of the emerging use cases for energy storage systems include:

•	Grid Stabilization - Energy storage systems can help stabilize the electrical grid by storing excess energy during periods of low demand and releasing it during periods of high demand. This can help prevent blackouts and improve the reliability of the electrical grid.

•	Renewable Integration - Energy storage systems can help integrate renewable energy sources, such as solar and wind, into the grid by storing excess energy and releasing it when demand is high. This can help balance the variability of renewable energy sources and increase the penetration of renewable energy into the grid.

•	Electric Vehicle Charging - Energy storage systems can be used to store energy for electric vehicle charging. This can help reduce the strain on the electrical grid during peak charging periods and enable more efficient use of renewable energy sources.

•	Microgrids - Energy storage systems can be used in microgrids, which are small-scale power grids that can operate independently of the main electrical grid. Microgrids can be used to provide power to remote or off-grid locations, improve the reliability of the electrical grid, and enable more efficient use of renewable energy sources.

•	Emergency Backup Power - Energy storage systems can be used as backup power sources during power outages or other emergencies. This can help ensure critical facilities, such as hospitals, data centers, and emergency response centers, have continuous power.

Overall, the emerging use cases for energy storage systems are diverse and are becoming increasingly important as the world shifts toward a more sustainable energy system. Atlis intends to leverage its battery technology to support the growth of the ESS market given that ESS requirements are technologically adjacent to electric vehicle batteries.

Pickup Trucks

Pickup trucks have been the top three best-selling vehicles in the United States for the past five years. Altogether, including the new and used truck market, vehicle up-fitter market, and charging opportunity, the total market opportunity for manufacturers in the pickup truck space is north of $241 billion. Atlis intends to capture the largest market share of the electric work truck market. Our proprietary battery technology is being designed to allow us to deliver unprecedented range and charge times.

Our Company

Geographic Sales Territory

Ultimately, Atlis is developing a technology platform that is intended to add value across the globe, and our long-term vision includes s global footprint. Although our initial focus is to manufacture and sell our products in the United States, we believe a strong interest from international markets allows us quick expansion paths in the future. The Company has signed an agreement with an Australian company Australian Manufactured Vehicles for XT pickup trucks. We have registered interest in battery packs for vehicles and energy storage solutions in the United Kingdom, France and New Zealand as well as interest in our XP platform and XT pickup trucks from South American distributors.

Distribution Channels

Our hardware and services will be facilitated online via our Company's website and through our internally developed business to business sales process. Our intent is to allow fleet and consumer customers to purchase AMV products both online and directly through the Company’s sales process.

Supply Chain

As we begin our production ramp, we have been keeping close contact with our supply chain partners to ensure we can satisfy our production goals. We have shared our 3-year production forecast, based on our current non-binding reservation and LOI engagements, with our raw material suppliers to confirm their capability to support our build plan. Our ability to meet this demand is heavily dependent on our ability to raise the necessary capital. Our suppliers include large global companies geared toward supporting Li-Ion battery manufacturing with multi-site and international presence. While we believe demand for raw materials will increase over the next several years, we also believe that our suppliers have the ability to support our requested demand.

At the same time, we are paying close attention to the global geopolitical situation. Similar to other manufacturing companies a large portion of our supply chain is based in China. Currently, approximately 75% of our raw material is supplied directly or indirectly from China. We intend to explore risk mitigation opportunities in parallel for alternative suppliers in Europe and North America to strengthen our supplier diversity.

Growth Strategy

We plan to take a strategic approach to scale. First, we plan to bring the AMV Battery and adjacent products (ESS and Charging) to market to drive early revenue.

Our strategy is to focus on execution. We are completing testing and design for manufacturing the AMV battery. From there, we plan to stand up production and begin ramping battery cell and pack manufacturing. Simultaneously, we will continue the design work to deliver our production prototype of the XP Platform and intend to deliver hand-built XT pickup trucks to follow.

We plan to leverage our active social media presence, influencer marketing and customer word of mouth to generate additional interest in our products. Additionally, we plan to develop a dedicated sales team to pursue large customers.

Regulatory Approval of Principal Products or Services

We will be subject to extensive regulatory requirements that we plan to comply with to begin distribution of our AMV Battery, XP, and XT products. Our batteries, and the sale of electric vehicles and motor vehicles in general, are subject to regulation under international, federal, state, and local laws, including export and import control laws. Compliance with changing regulations could be time consuming, burdensome, and expensive. To the extent compliance with new and existing regulations is cost prohibitive, our business prospects, financial condition, and operating results may be adversely affected. We are also subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. Obtaining necessary regulatory approvals is critical to Atlis successfully launching its AMV Cell, AMV Battery Pack, AMV Advanced Charging, AMV XP, and AMV XT products. See “Risk Factors We may face regulatory challenges” for more information.

EPA Emissions and Certificate of Conformity

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the Environmental Protection Agency (the “EPA”) certifying that certain of our vehicles comply with all applicable emissions and related certification requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards. A California Executive Order issued by the California Air Resources Board (“CARB”) is also required for vehicles sold in California and states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards, as approved by the EPA, also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are several other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

Vehicle Safety and Testing

Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend that the AMV XT pickup truck will fully comply with all applicable FMVSSs without the need for any exemptions and expect future Atlis vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.

As a manufacturer, Atlis will need to self-certify that its vehicles meet all applicable FMVSSs, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the United States. Numerous FMVSSs will apply to Atlis’s vehicles, such as crash-worthiness requirements, crash avoidance requirements and electric vehicle requirements. We will also be required to comply with other federal laws administered by NHTSA, including Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of crash test ratings as determined by NHTSA if such tests are conducted.

Atlis’s vehicles that may be sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting.

Seasonality

We expect that our operating results will fluctuate in the future due to various factors including changing economic conditions.  Seasonal trends may also be impacted by externalities such as pandemics, supply chain disruptions and materials and machinery shortages.

Impact of Inflation

At the end of the period, inflation was the highest in the United States in over 30 years. Our ability to obtain revenue generation and ultimately cash flow can be adversely impacted by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on our ability to obtain adequate terms for equipment and material financing. There can be no assurance that inflation will not affect our future results or our speed to market.

Employees

As of December 31, 2022, Atlis had a total of 93 full time employees. We believe that an engaged, productive workforce is critically important to creating shareholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skill and achievement at a fair wage. Additionally, given the success of our businesses hinges on the proficiency and abilities of our workforce, and we are committed to recruiting, nurturing, and retaining personnel who are well-suited to the demands of our operating environment, the Company leverages its equity as a tool to attract and retain high-skilled talent and to incentivize our management team to achieve its execution goals.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and pay ratio; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures as long as the market value of our voting and non-voting Class A common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting Class A common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Controlled Company Exemption

Our Chief Executive Officer, Mark Hanchett, beneficially owns and controls a majority of the combined voting power of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements. Mark Hanchett also serves as the Chairman of the Board of AMV.

Item 1A.         Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of the filing of this Form 10-K. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this Form 10-K entitled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RISKS RELATED TO OUR BUSINESS

Atlis is an early-stage company that has never turned a profit and there are no assurances that the Company will ever be profitable.

Atlis is a relatively new company that was incorporated on November 9, 2016. If you are investing in this company, it is because you think Atlis’s business model is a good idea, and Atlis will be able to successfully grow their business and become profitable. We have yet to fully develop or sell any electric vehicles. We are launching our Energy business and have yet to start mass manufacturing of battery cells and pack solutions. As of right now, we are aiming to develop an electric truck that currently has no commercial contemporaries. In the meantime, other companies could develop successful alternatives. We have never turned a profit and there is no assurance that we will ever be profitable.

We also have no history in the automotive industry. Although Atlis has taken significant steps in developing brand awareness, Atlis is a new company and currently has no experience developing or selling motor vehicles. As such, it is possible that Atlis’s lack of history in the industry may impact our brand, business, financial goals, operation performance, and products.

We should be considered a “Development Stage Company,” and our operations will be subject to all the risks inherent in the establishment of a new business enterprise, including, but not limited to, hurdles or barriers to the implementation of our business plans. Further, because there is no history of operations there is also no operating history from which to evaluate our executive management’s ability to manage our business and operations and achieve our goals or the likely performance of the Company. Prospective investors should also consider the fact that our management team has not previously developed or managed similar companies. No assurances can be given that we will be able to achieve or sustain profitability.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated material revenue from sales of our vehicles or other products and services to date. As we continue to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of our products will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring our other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers at the prices we establish. Market and geopolitical conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, the conflict in the Ukraine, fuel and energy prices, regulatory requirements and incentives, competition, and the pace and extent of vehicle electrification generally, will impact demand for our products, and ultimately our success.

Our ability to develop and manufacture vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven.

Our business depends largely on our ability to develop, manufacture, market, and sell our vehicles. Our production ramp may take longer than originally expected due to a number of reasons. The cascading impacts of the COVID-19 pandemic, and more recently the conflict in Ukraine, have impacted our business and operations from facility construction to equipment installation to vehicle component supply.

We have not launched a production-intent consumer vehicle and do not anticipate making our first deliveries for the next few years. In conjunction with the launch of future products we may need to manufacture our vehicles in increasingly higher volumes than our present production capabilities. We have no experience as an organization in high volume manufacturing of EVs. The continued development of and the ability to manufacture our vehicles at scale and fleet vehicles and other commercial products are and will be subject to risks, including with respect to:

•	our ability to secure necessary funding;
•	our ability to negotiate and execute definitive agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software, or services necessary to engineer or manufacture parts or components of our vehicles;
•	securing necessary components, services, or licenses on acceptable terms and in a timely manner;
•	delays by us in delivering final component designs to our suppliers;
•	our ability to accurately manufacture vehicles within specified design tolerances;
•	quality controls, including within our manufacturing operations, that prove to be ineffective or inefficient;
•	defects in design and/or manufacture that cause our vehicles not to perform as expected or that require repair, field actions, including product recalls, and design changes;
•	delays, disruptions, or increased costs in our supply chain, including raw material supplies;
•	other delays, backlog in manufacturing and research and development of new models, and cost overruns;
•	obtaining required regulatory approvals and certifications;
•	compliance with environmental, safety, and similar regulations; and
•	our ability to attract, recruit, hire, retain, and train skilled employees.

Our ability to develop, manufacture, and obtain required regulatory approvals for vehicles of sufficient quality and appeal to customers on schedule and on a large scale is unproven. Our vehicles may not meet customer expectations and may not be commercially viable.

Historically, automobile customers have expected car manufacturers to periodically introduce new and improved vehicle models. In order to meet these expectations, we may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing, and selling our vehicles and therefore cannot assure you that we will be able to meet customer expectations.

Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Uncertainty exists as to whether our business will have sufficient funds over the next 12 months, thereby making an investment in Atlis speculative.

We require additional financing to complete development and marketing of our AMV battery technology, XP Platform, and XT pickup truck until the products are in production and sufficient revenue can be generated for us to be self-sustaining. Our management projects that in order to effectively bring the products to market, that it will require significant funding over the next 12 months to cover costs involved in completing the prototype, getting the battery assembly line up and running, and beginning to develop a supply chain. In the event that we are unable to generate sufficient revenues, and before all of the funds now held by us are expended, an investment made in Atlis may become worthless.

If we cannot continue to raise further rounds of funding, we cannot succeed. Atlis will require additional rounds of funding to complete development and begin shipments of the AMV XT pickup truck. If Atlis is unable to secure funding, we will be unable to succeed in our goal of developing the world’s best electric pickup truck. If we are unable to raise adequate financing, we will be unable to sustain operations for a prolonged period of time.

We expect to significantly increase our spending to advance the development of our products and services and launch and commercialize the products for commercial sale. We will require additional capital for the further development and commercialization of our products, as well as to fund our other operating expenses and capital expenditures. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products and services. We may also seek collaborators for the products at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition, and prospects.

We rely on proprietary technology currently in development by Atlis to meet product performance requirements.

Atlis is developing proprietary technologies which are needed to meet targeted product performance requirements. The development of this technology may be impacted by unforeseen supplier, material, and technical risks which may delay product launches or change product performance expectations.

We need to raise additional capital to meet our future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interest.

We have relied upon cash from financing activities and in the future, we expect to rely on the proceeds from future debt and/or equity financings, and we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Class A common stock will likely include financial and other covenants that will restrict our flexibility.

Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding. However, there can be no assurance that the Company will be able to generate any investor interest in its securities. If we do not obtain additional financing, our prototype will never be completed, in which case you would likely lose the entirety of your investment in us.

At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officer and director or from other stockholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing will involve dilution to our existing stockholders. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our product development and/or business operations, which could have a material adverse effect on our business and financial results. In such a scenario, investors would be at risk of losing all or a part of any investment in our Company.

We have losses which we expect to continue into the future. There is no assurance our future operations will result in a profit. If we cannot generate sufficient revenues to operate profitably or we are unable to raise enough additional funds for operations, the stockholders will experience a decrease in value, and we may have to cease operations.

We are a development-stage technology company that began operating and commenced research and development activities in 2016. As a recently formed “Development Stage Company”, we are subject to all of the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our products or services and we may never generate product or services related revenues. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. We only have one product currently under development, which will require further development, significant marketing efforts and substantial investment before it and any successors could provide us with any revenue. As a result, if we do not successfully develop, market and commercialize our XT pickup truck on the XP platform, we will be unable to generate any revenue for many years, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

We expect to incur operating losses in future periods due to the high cost associated with developing an electric vehicle from the ground up. We cannot be sure that we will be successful in generating revenues in the near future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Management may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company. Such a business combination may ultimately fail, decreasing the liquidity of the Company and stockholder value or cause us to cease operations, and investors would be at risk of losing all or part of their investment in us.

Risks of operations.

Our future operating results may be volatile, difficult to predict and may fluctuate significantly in the future due to a variety of factors, many of which may be outside of our control. Due to the nature of our target market, we may be unable to accurately forecast our future revenues and operating results. Furthermore, our failure to generate revenues would prevent us from achieving and maintaining profitability. There are no assurances that we can generate significant revenue or achieve profitability. We anticipate having a sizeable amount of fixed expenses, and we expect to incur losses due to the execution of our business strategy, continued development efforts and related expenses. As a result, we will need to generate significant revenues while containing costs and operating expenses if we are to achieve profitability. We cannot be certain that we will ever achieve sufficient revenue levels to achieve profitability.

Competition may crowd the market.

We face significant barriers in the development of a competitive electric vehicle in a crowded market space. Atlis faces significant technical, resource, and financial barriers in development of a battery electric vehicle intended to compete in a crowded pickup truck space. Incumbents, also known as legacy manufacturers, have substantially deeper pockets, larger pools of resources, and more significant manufacturing experience. Atlis will need to contract with development partners who may have existing relationships with incumbent manufacturers, these relationships may pose a significant risk in our ability to successfully develop this program. The Atlis product is differentiated from all currently announced electric trucks in that it will be a full-size, heavy-duty truck with capabilities that match or exceed internal combustion trucks of the same size. However, we have a lot of work to do before we reach production. There is a chance that other competitors may release similar full-sized electric trucks before we exit the research and development phase. If several competitors release full-sized electric trucks before Atlis, it will be exceedingly difficult to penetrate the market.

There are several potential competitors who are better positioned than we are to take the market at an earlier time than Atlis. We will compete with larger, established automotive manufacturers who currently have products on the market and/or various respective product development programs. They have much better financial means and marketing/sales and human resources than us. They may succeed in developing and marketing competing equivalent products earlier than us, or superior products than those developed by us. There can be no assurance that competitors will not render our technology or products obsolete or that the plug-in electric pickup truck developed by us will be preferred to any existing or newly developed technologies. It should further be assumed that that competition will intensify. Atlis’s success depends on our ability to continuously raise funding, keep costs under control, and properly execute our delivery of the AMV XT pickup truck, AMV XP truck platform, and Advanced Charging Station.

In order to be competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace. We must establish our name as a reliable and constant source for professional conversion and transmission services. Any significant increase in competitors or competitors with better, more efficient services could make it more difficult for us to gain market share or establish and generate revenues. We may not be able to compete effectively on these or other factors.

We are dependent on our existing suppliers, a significant number of which are single or limited source suppliers and are also dependent on our ability to source suppliers, for our critical components, and to complete the development of our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical and necessary to the output and production of our vehicles. The supply agreements we have, and may enter into with suppliers in the future, may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. In the ordinary course of our business, we currently have, and may in the future have, legal disputes with our suppliers, including litigation to enforce such supply agreements, which would adversely affect our ability to source components from such suppliers. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, or if any such litigation to enforce our supply agreements is not resolved in our favor, it may be difficult to find replacement components. Additionally, our products contain thousands of parts that we purchase from hundreds of mostly single- or limited-source suppliers, for which no immediate or readily available alternative supplier exists. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of parts we have requested from a particular supplier due to supplier allocation decisions which are outside our control. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Further, any such alternative suppliers may be located a long distance from our manufacturing facilities, which may lead to increased costs or delays. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all. Changes in business or macroeconomic conditions, governmental regulations, and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. The unavailability of any component or supplier has resulted, and could in the future result in production delays, idle manufacturing facilities, product design changes, and loss of access to important technology and tools for producing and supporting our products and services.

In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we would be required to take measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

Also, if a supplied vehicle component becomes the subject of a field action, including a product recall, we would be required to find an alternative component, which could increase our costs and cause vehicle production delays. Additionally, we may become subject to costly litigation surrounding the component.

If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, or if those long-term supply agreements are not honored by our suppliers, we may be exposed to fluctuations in prices of components, materials, and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials, and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Increasing the announced or expected prices of our vehicles in response to increased costs has previously been viewed negatively by our potential customers, and any future attempts to increase prices could have similar results, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

There are complex software and technology systems that need to be developed by us and in coordination with vendors and suppliers to reach mass production for our vehicles, and there can be no assurance such systems will be successfully developed or integrated.

Our vehicles and operations will use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers to reach mass production for our vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may harm our competitive position.

We rely on third-party suppliers to develop a number of emerging technologies for use in our products. Certain of these technologies are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our third-party suppliers, we could experience delays in delivering on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are in the development stages of many of our products, which face technical, significant cost, and regulatory challenges we may not be able to overcome.

Many of our products are in the development stages and have not yet reached commercialization status. These products may face technical, significant costs, and regulatory challenges we may be unable to overcome. Failure to meet these standards may interfere with our ability to commercialize our products and have a negative and material impact on our business, prospects, financial condition, and results of our operation.

We may experience difficulty scaling up manufacturing of our products.

Electric vehicle technology is changing rapidly. There is significant development and investment into electric vehicle technology being made today. Such rapidly changing technology conditions may adversely affect Atlis’s ability to become a market leader, provide superior product performance, and an outstanding customer experience. If we are unable to control the cost of development, cost of manufacturing, and cost of operations, Atlis may be substantially affected. If we are unable to maintain substantially lower cost of manufacturing, developing, design, distributing, and maintaining our vehicles, we may incur significant cost increases which can be material substantial to the operation of our business. We have made and will continue to make substantial investments into the development of Atlis, such investments may have unforeseen costs that we have been unable to accurately predict, which may significantly impact our ability to execute our business as planned. Atlis will face significant costs in development and purchasing of materials required to build the XT pickup truck, XP truck platform, and Advanced Charging Station through external partnerships. These purchases are subject to conditions outside the control of Atlis and as such, these conditions may substantially affect our business, product, brand, operational, and financial goals.

Atlis will continuously and diligently work towards obtaining multiple sources of materials and components to mitigate risk in our supply chain. However, it is possible that specific components or solutions required to manufacture an electric vehicle may be subject to intellectual property, material availability, or expertise owned solely by a single supplier. A condition such as a single source supplier may hinder our ability to secure the cost, schedule, and long term viability of AMV XT pickup truck, XP truck platform, or Advanced Charging Station. We may be inherently subjected to conditions which permit only a single source supplier for specific components necessary to develop and manufacture the AMV XT pickup truck, XP truck platform, and Advanced Charging Station, magnifying this risk.

We may not achieve our projected development goals in the time frames we announce and expect due to unforeseen factors.

Any valuation of Atlis at this stage is pure speculation. Atlis’s business success, timeline, and milestones are estimated. Atlis’s production projections, sales volume, and cost models are only estimates. Atlis produced these valuations based on existing business models of successful and unsuccessful efforts of other companies within the technology and automotive industries. All such projections and timeline estimations may change as Atlis continues in the development of a plug-in electric vehicle, charging station and manufacturing facilities.

We are currently in the development phase of our products and have not yet started manufacturing and sales. Cost overruns, scheduling delays, and failure to meet product performance goals may be caused by, but not limited to, unidentified technical hurdles, delays in material shipments, and regulatory hurdles. We may experience delays in the design and manufacturing of our products. We may experience significant delays in bringing our products to market due to design considerations, technical challenges, material availability, manufacturing complications, and regulatory considerations. Such delays could materially damage our brand, business, financial goals, operation results, and product.

A significant interruption of our information technology systems or the loss of confidential or other sensitive data, including cybersecurity risks, could have a material adverse impact on our operations and financial results.

Given our reliance on information technology (our own and our third-party providers’), a significant interruption in the availability of information technology, regardless of the cause, or the loss of confidential, personal, or proprietary information (whether our own, our employees’, our suppliers’, or our customers’), regardless of the cause, could negatively impact our operations. While we have invested in the protection of our data and information technology to reduce these risks and routinely test the security of our information systems network, we cannot be assured that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. Management is not aware of a cybersecurity incident that has had a material adverse impact on our financial condition or results of operations; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, or third-party suppliers and providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. As part of our regular review of potential risks, we analyze emerging cybersecurity threats to us and our third-party suppliers and providers as well as our plans and strategies to address them. The Board of Directors of the Company (the “Board of Directors”), which has oversight responsibility for cybersecurity risks, is regularly briefed by management on such analyses.

Rising interest rates may adversely impact our business.

Due to recent increases in inflation, the U.S. Federal Reserve has significantly raised, and may continue to raise, its benchmark interest rates. An increase in the federal benchmark rate has resulted in an increase in market interest rates, which may increase our interest expense under any future borrowings. Consequently, rising interest rates may increase our cost of capital. We have incurred certain debt obligations in the ordinary course of our business and may incur additional indebtedness in the future. Due to interest rate increases resulting from the current global economic environment, our ability to issue new debt may be adversely impacted. As a result, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms, which could have an adverse effect on us. Increased borrowing costs may also limit our customers’ ability to purchase our products in the future, which could have an adverse impact on our financial condition and results of operations.

Inflation has resulted in increased costs of operations, which could have a material adverse effect on our results of operations and the market price of our common stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. The inflationary environment has increased our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock.

We may face regulatory challenges.

We are substantially at risk of unfavorable governmental regulations. Motor vehicles are subject to substantial regulation under international, federal, state, local and foreign laws regarding safety, performance, and import regulations. The AMV Cell, AMV Battery, XP Platform and XT Pickup truck will need to comply with many governmental standards and regulations relating to vehicle safety, fuel economy, emissions control, noise control, and vehicle recycling, among others. Compliance with all of these requirements may delay our production launch, thereby adversely affecting our business and financial condition.

Additionally, there is a chance that some economically advantageous governmental incentives or subsidies will be removed or repealed before our product reaches production. Such changes to the governmental regulatory structure could have an adverse effect on profitability.

We have no proven history of achieving the necessary regulatory requirements.

We have not yet received regulatory approval for our AMV Cell, AMV Battery, XP Platform or XT pickup truck. We may face significant technical challenges in achieving regulatory approval that may impact our ability to continue operations.

Many of the required regulatory approvals may require significant cost and time. Atlis may need to raise additional capital to achieve regulatory approvals for our products. Failure to raise the needed capital required may have an impact to our ability to continue operations.

If we cannot continue to innovate, our projected revenue growth rate and profits may be reduced.

To successfully develop and grow our business, we must develop, distribute and commercialize our products, secure strategic partnerships with various businesses, and bring our products to market on schedule and in a profitable manner, as well as spend time and resources on the development of future products, services and business strategies that are complementary to our initial electric vehicle and business plan. Delays or failures in the launch of our products could hurt our ability to meet our growth objectives, which may affect our financial projections and may impact our stock price. Moreover, if we are unable to continually develop and evolve our business strategy and launch additional products and services in the future, our business will be entirely dependent on the success of the XT pickup truck, which could hurt our ability to meet our objectives. We cannot guarantee that the XT pickup truck will be able to achieve our expansion goals alone. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control.

The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.

Our success depends on attracting a large number of potential customers to purchase our vehicles and the associated services we will provide to our customers. If our customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Further, our future success will also depend in part on securing additional commercial agreements with businesses and/or fleet operators for our commercial vehicles. Many states have enacted legislation to prohibit direct-to-consumer sales, reducing the pool of prospective customers. We may not be successful in attracting and retaining a large number of consumer and commercial customers. If, for any of these reasons, we are not able to attract and maintain consumer and commercial customers, our business, prospects, financial condition, results of operations, and cash flows would be materially harmed.

We may have difficulty protecting our intellectual property.

Our pending patents and other intellectual property could be unenforceable or ineffective once patent reviews are completed. We anticipate patent review completion and patents issued in calendar years 2021, 2022, and 2023 based on the typical two-year process between filing and issuing. We have continued to file patent applications throughout 2022 and plan to continue filing new patents over time. We have filed these patents privately and the scope of what they cover remains confidential until they are issued. For any company creating brand new products, it is imperative to protect the proprietary intellectual property to maintain a competitive advantage. There is no doubt that a significant portion of Atlis’s current value depends on the strength and imperviousness of these pending patents. We intend to continue to file additional patent applications and build our intellectual property portfolio as we discover new technologies related to the development of plug-in electric vehicles.

We believe that intellectual property will be critical to our success, and that we will rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements to protect our proprietary rights. If we are not successful in protecting our intellectual property, it could have a material adverse effect on our business, results of operations and financial condition. While we believe that we will be issued trademarks, patents and pending patent applications help to protect our business, there can be no assurance that our operations do not, or will not, infringe valid, enforceable third-party patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our anticipated patent applications. There can also be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found to be invalid or unenforceable or that our patents will be effective in preventing third parties from utilizing a copycat business model to offer the same service in one or more categories. Moreover, it is intended that we will rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our intended services will be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position. We expect to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. Also, to the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could have a material adverse effect on our business, results of operations and financial condition.

Intellectual property protection is costly.

Filing, prosecuting and defending patents related to our products and software throughout the world is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to technology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Confidentiality agreements may not adequately prevent disclosure of trade secrets and other proprietary information.

We anticipate that a substantial amount of our processes and technologies will be protected by trade secret laws. To protect these technologies and processes, we intend to rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with which we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products and related future products and services by copying functionality, among other things. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

Failure to comply with federal and state privacy laws could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Several internet companies have recently incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could adversely affect our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business could be adversely affected by a downturn in the economy and/or manufacturing.

We are dependent upon the continued demand for electric vehicles, making our business susceptible to a downturn in the economy or in manufacturing. For example, a decrease in the number of individuals investing their money in the equity markets could result in a decrease in the number of companies deciding to become or remain public. This downturn could have a material adverse effect on our business, our ability to raise funds, our production, and ultimately our overall financial condition.

Our business would be adversely affected if we are not able to create and develop an effective direct sales force.

Because a significant component of our growth strategy relates to increasing our revenues through sales to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our products directly to consumers. Further complicating this matter, many states have prohibited direct to consumer vehicle sales. Atlis will need to be effective at converting online interest into hard sales. We currently do not employ any sales staff to sell our products, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully manage our growth.

We could experience growth over a short period of time, which could put a significant strain on our managerial, operational and financial resources. We must implement and constantly improve our certification processes and hire, train and manage qualified personnel to manage such growth. We have limited resources and may be unable to manage our growth. Our business strategy is based on the assumption that our customer base, geographic coverage and service offerings will increase. If this occurs it will place a significant strain on our managerial, operational, and financial resources. If we are unable to manage our growth effectively, our business will be adversely affected. As part of this growth, we may have to implement new operational, manufacturing, and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of manufacturing and sales. If we fail to develop and maintain our people and processes as we experience our anticipated growth, demand for our products and our revenues could decrease.

We may not be able to keep up with rapid technological changes.

To remain competitive, we must continue to enhance our products and software. The evolving nature of the electric vehicle industry, which is characterized by rapid technological change, frequent new product and service introductions and the emergence of new industry standards and practices, could render our existing systems, software, and services obsolete. Our success will depend, in part, on our ability to develop, innovate, license or acquire leading technologies useful in our business, enhance our existing solutions, develop new solutions and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not successfully use new technologies effectively or adapt our proprietary technology and hardware to emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

If we do not successfully establish and maintain our Company as a highly trusted and respected name for electric vehicles, our projected revenues would be impacted, which could significantly affect our business, financial condition and results of operations.

In order to attract and retain a client base and increase business, we must establish, maintain and strengthen our name and the services we provide. In order to be successful in establishing our reputation, clients must perceive us as a trusted source for quality services. If we are unable to attract and retain clients with our current marketing plans, we may not be able to successfully establish our name and reputation, which could significantly affect our business, financial condition and results of operations.

We are subject to risks of borrowing.

We have incurred certain debt obligations in the ordinary course of our business. Should we obtain secure bank debt in the future, possible risks could arise. If we incur additional indebtedness, a portion of our future revenues will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to our rights. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, ability to generate revenue, operating results or financial condition.

We may encounter unanticipated obstacles.

Our business plan may change significantly. Many of our potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Our Board of Directors believes that the chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of our principals and advisors. Our Board of Directors reserve the right to make significant modifications to our stated strategies depending on future events.

We may be subject to unforeseen delays or failures that are caused by force majeure events beyond our control.

Our business is uniquely susceptible to unforeseen delays or failures that are caused by forces of nature and related circumstances. These factors are outside and beyond our control. The delay or failure to complete the development and testing of our XP Platform or XT pickup truck and the commercial release of related services may be due to any act of God, fire, war, terrorism, flood, strike, labor dispute, disaster, transportation or laboratory difficulties or any similar or dissimilar event beyond our control. We will not be held liable to any stockholder in the event of any such failure. However, a court of competent jurisdiction may determine that we are still liable to stockholders for catastrophic failures proximately caused by forces of nature outside of our control. If such a court so decides, Atlis may have significant stockholder liability exposure.

We have and may continue to be adversely impacted by macroeconomic conditions resulting from the global COVID-19 pandemic.

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions (including declared states of emergency and quarantine, “shelter in place” orders, or similar orders), non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our products and workforce solutions, early terminations or reductions in projects, hiring freezes, and a shift of a portion of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our supplier partners’ and customer operations or facilities, the possibility our customers will not order and will not be able to pay for our products, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise.

Some of our suppliers and partners also experienced temporary suspensions before resuming. Reduced operations or closures at government offices, motor vehicle departments and municipal and utility company inspectors have resulted in challenges in or postponements for our vehicle manufacturing and sales. Global trade conditions and consumer trends may further adversely impact us and our industries. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Sustaining our production will require the readiness and solvency of our suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation.

We cannot predict the duration or direction of current global trends, the sustained impact of which is largely unknown, is rapidly evolving and has varied across geographic regions. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate,

The preparation of our financial statements requires estimates, judgments and assumptions that are inherently uncertain.

Financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our consolidated financial statements and our business.

We may be unable to meet our capital requirements.

Our capital requirements depend on numerous factors, including but not limited to the rate and success of our research and development efforts, marketing efforts, market acceptance of our products, our ability to establish and maintain our agreements with suppliers, our ability to ramp up production, product demand and other factors. The capital requirements relating to development of our technology and the implementation of our business plan will be significant. We cannot accurately predict the timing and amount of such capital requirements. However, we are dependent on additional financing that will be required in order to develop our products and fully implement our proposed business plans.

However, in the event that our plans change, or our assumptions change or prove to be inaccurate, we would be required to seek additional financing sooner than currently anticipated. There can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Furthermore, any additional equity financing may dilute the equity interests of our existing stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If we are unable to obtain additional financing as and when needed, we may be required to reduce the scope of our operations or our anticipated business plans, which could have a material adverse effect on our business, future operating results and financial condition.

If we pursue strategic investments, they may result in losses.

We may elect periodically to make strategic investments in various public and private companies with businesses or technologies that may complement our business. The market values of these strategic investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses related to our investment. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

Our ability to utilize loss carry forwards may be limited.

Generally, a change of more than fifty percent (50%) in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations.

An event of default has occurred under our convertible notes and the outstanding principal balance of the convertible notes and accrued and unpaid interest thereon may become immediately due and payable.

On March 13, 2023, we received a notice of non-compliance from Nasdaq stating that we no longer meet a requirement for continued listing of our Class A common stock on Nasdaq’s Global Market tier. See “Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Class A common stock is delisted, the market price and liquidity of our Class A common stock and our ability to issue additional securities and raise additional capital would be adversely impacted.” We determined that the notice of non-compliance constituted an event of default under our outstanding convertible notes. As a result of the event of default, unless waived by the holders, the convertible notes began accruing default interest at a rate of 10% per annum and we are obligated to pay to the holders approximately $4.9 million, which amount represents 100% of the sum of (x) the outstanding principal of the notes as of March 13, 2023 and (y) accrued and unpaid interest thereon. The holders have the option to instead convert the amount due and payable under the event of default, including at an alternative conversion price as described in the convertible notes. If we are required to pay the outstanding principal amount of the convertible notes and accrued and unpaid interest thereon to the holders, we will be able to do so using available cash on hand, but our financial condition will be adversely impacted and we may not have sufficient funds to operate our business and develop our products as planned.

RISKS RELATED TO THE AUTOMOBILE INDUSTRY

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the electric vehicle segment in particular, are highly competitive, and we will be competing for sales with both electric vehicle manufacturers and traditional automotive companies, including those who have announced consumer and commercial vehicles that may be directly competitive to ours. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than we may devote to our products. We expect competition for electric vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the recent significant increase in oil and gasoline prices. In addition, as fleet operators begin transitioning to electric vehicles on a mass scale, we expect that more competitors will enter the commercial fleet electric vehicle market. Further, as a result of new entrants in the commercial fleet electric vehicle market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and total cost of ownership, and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Other manufacturers may beat us to market.

As of February 2023, several competing electric pickup trucks have entered production, or will enter production by the end of 2024. This includes but is not limited to the Ford F-150 Lightening, Chevrolet electric Silverado, GMC Sierra EV, Rivian R1T, Tesla Cybertruck, Hummer EV pickup, Lordstown Endurance, and Ram Revolution. Although we believe we are developing a superior product in terms of both design and performance, many other auto makers have much more bargaining power and deeper pockets that enable them to quickly create economies of scale. There is a chance that consumers adopt competitor electric trucks before Atlis can bring its XT pickup truck to market. While other manufactures focus on mid-size and class 1 pickup trucks, Atlis will focus on Class 2 and 3 markets, while offering a vehicle option for Class 1 customers.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components, including complex software to operate such machinery and to coordinate operating activities across the manufacturing plant. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time, especially as we ramp up production on new products, and will depend on repairs, spare parts, and IT solutions to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency.

Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters.

Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are subject to substantial regulations and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

Our batteries, and the sale of electric vehicles and motor vehicles in general, are subject to regulation under international, federal, state, and local laws, including export and import control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and electric vehicle industry are currently evolving and we face risks associated with these changing regulations.

To the extent that a law changes, our products may not comply with applicable international, federal, state, and local laws, which would have an adverse effect on our business. Compliance with changing regulations could be time consuming, burdensome, and expensive. To the extent compliance with new and existing regulations is cost prohibitive, our business prospects, financial condition, and operating results would be adversely affected.

Internationally, there may be laws and jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. These laws may be complex, difficult to interpret and may change over time. Continued regulatory limitations and obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition, and results of our operation.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases in the cost of production.

Our manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our company brand, finances, or ability to operate.

Our vehicles rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our vehicles rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles. In addition, our vehicles depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

Additionally, if we deploy updates to the software (whether to address issues, deliver new features or make desired modifications) and our over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software, the software within our customers’ vehicles will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We are dependent on suppliers and suppliers to our third-party contract manufacturers who fabricate our equipment to fulfill orders placed by us. Timely delivery of orders is needed to meet the requirements of our customers, and a shortage of materials or components, such as microprocessors, can disrupt the production of our equipment.

As a vehicle manufacturer, we will be subject to the same vagaries as the rest of the automotive industry. With a significant number of microprocessors in each of our systems, we and our other parties who need microprocessors are experiencing various levels of disruption to production. The microprocessor supply chain is complex, and a constrained capacity of certain components is occurring deep in the chain. There have been significant disruptions to capacity and reallocations of supply capacity during the COVID-19 pandemic. Furthermore, prior to the COVID-19 pandemic, microprocessor manufacturers were already seeing increasing demand and that demand has further increased based on labor shortages and the need for greater automation. A shortage of microprocessors or other materials or components can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations. Given our weaker relative bargaining power, there is a real risk that we will experience significant difficulties in obtaining supplies of microchips. If this occurs, we may experience significant production delays and will not meet our production goals. Lack of production will have a direct impact on sales and would likely cause us to miss our quarterly and annual earnings estimates.

Natural resource scarcity may cause delays in the development and manufacturing of our products.

The development of our products in the timeframe we anticipate is based on an ability to secure requisite levels of natural resources to produce the number of battery cells and battery packs necessary to meet our production goals. Two of the main natural resources in battery chemistry are lithium and cobalt. Given that these are scarce resources, there is a chance that we are unable to secure enough to meet our battery production goals. If this happens, we will not meet our overall production or profitability estimates. To mitigate this risk, we will explore opportunities to purchase futures to hedge against natural resource cost inflation and/or scarcity.

Additionally, global political and economic tensions could contribute to natural resource scarcity. For example, Russia is a major exporter of natural resources. With the imposition of economic sanctions and import restrictions, there will be a loss of supply in global markets. Restricted supply is likely to result in upward price pressures. The automotive industry is subject to similar natural resource unpredictability in other countries. As such, our pricing and profitability models may need to be adjusted in reaction to these outside pressures.

Company growth depends on avoiding battery production bottlenecks.

Our Company’s success is highly dependent upon our ability to produce battery cells and packs at high levels of volume and low cost. If the Company is unable to produce enough battery cells and packs, for any reason, it would result in the Company missing its overall production and profitability estimates. To avoid the risk of catastrophic battery bottlenecks, the Company intends to explore options for outsourcing some of the battery production to diversify its battery sourcing.

If there is inadequate access to charging stations, our business may be materially and adversely affected.

Demand for our vehicles will depend in part upon the availability of a charging infrastructure. We market our ability to provide our customers with comprehensive charging solutions, including our networks of charging stations, as well as the installation of home chargers for users where practicable, and provide other solutions including charging through publicly accessible charging infrastructure. We have very limited experience in the actual provision of our charging solutions to customers and providing these services is subject to challenges. While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure. Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for electric vehicles, including ours. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges, which may hinder our ability to provide our solutions or make the provision of our solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in providing our charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our vehicles will make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within our vehicles will make use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. We have already experienced minor thermal events in connection with battery cell testing failures. As the scale and intensity of testing increases, the likelihood of additional thermal events will also increase. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

We have minimal experience servicing and repairing our vehicles. If we or our partners are unable to adequately service our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We have minimal experience servicing and repairing our vehicles. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we are planning to internalize most aspects of vehicle service over time, initially we plan to partner with third parties to enable nationwide coverage for roadside and off-road assistance and collision repair needs. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of electric vehicles we deliver increases.

In addition, a number of states currently impose limitations on the ability of manufacturers to directly service vehicles. The application of these state laws to our operations would hinder or impede our ability to provide services for our vehicles from a location in every state. As a result, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our business, prospects, financial condition, results of operations, and cash flows.

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect our business, prospects, financial condition, results of operations, and cash flows. We also could be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

The automotive industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our vehicles or increase our operating costs.

We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the ICE or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue, and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles with the latest technology. However, we are a relatively late entrant to the electric vehicle space. Our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. Additionally, the introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

Increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials necessary for the production of our products. Any such increase in cost, including due to inflation, supply interruption, materials shortage, or increase in freight and logistics costs, could adversely impact our business, prospects, financial condition, and operating results. Our suppliers use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper, etc. that are sourced globally. The prices and supply of these materials may fluctuate, depending on market conditions, geopolitical risks, such as the war in Ukraine, fluctuations in currency exchange rates, and global supply and demand for these materials. If we are not able to raise sufficient capital or our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.

A product recall could hinder our growth.

If the Atlis’s XT pickup truck, XP truck platform, or Advanced Charging Station are unable to meet performance and quality criteria, we may be required to perform product recalls to address said concerns. A product recall can have a substantial cost related to performing such corrective actions. Although Atlis will perform significant internal testing and qualifications, as well as external qualifications through approved third-party vendors against industry standards and regulatory requirements, there will be unperceived conditions which may negatively impact the customer or Company expected performance and safety of our vehicles. As such, Atlis may perform a corrective action such as a recall of products, mandatory repairs of defective components, or litigation settlements which can materially affect our financial goals, operation results, brand, business, and products. If we are unable to provide significant charging stations, our business success may be substantially affected.

A significant portion of our success is our ability to deploy the appropriate number of charging stations, in strategic locations relative to our customers and customer behaviors. If Atlis is unable to deploy charging stations to specified locations, this may negatively affect our brand, business, financial goals, operational results, and product success in the market. As such, to meet said availability requirements, Atlis will require significant capital investments to rapidly deploy said Advanced Charging Stations, as well as development of relationships with third party members who can assist in deployment of said charging stations. If we are unable to address service requirements, we may negatively affect our customer experience. As such, Atlis will require service capabilities to be established in locations within close proximity to our XT pickup truck and XP truck platform owners. Atlis’s ability to engage with third party operating service stations, as well as our ability to establish company operated locations, will be critical to the success of developing a positive customer experience.

Product liability or other claims could have a material adverse effect on our business.

While Atlis will work diligently to meet all company and regulatory safety requirements, there is a chance that a component catastrophically fails. It is possible that through unknown circumstances or conditions out of our control, some person is injured by our product. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including electric vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance that such claims and/or recalls will not be made in the future.

Risks Related to Our Management

We are dependent upon our executives for their services and any interruption in their ability to provide their services could cause us to cease operations.

The loss of the services of our CEO, CFO, or President, Mr. Mark Hanchett, Mr. Apoorv Dwivedi, or Mrs. Annie Pratt respectively, could have a material adverse effect on us. We do not maintain any key man life insurance on our executives. The loss of any of our executives’ services could cause investors to lose all or a part of their investment. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

Our management team does not have any experience in operating a publicly traded company.

While our management team has a wide breadth of business experience, none of our executive officers have held an executive position at a publicly traded company. Given the onerous compliance requirements to which public companies are subject, there is a chance our executive officers will fail to perform at a level expected of public company officers. In such an event, the Company’s share price could be adversely effected. The management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States We are in the process of upgrading our systems to an enterprise resource management system, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We plan to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We are significantly influenced by our officers and directors.

The Company’s Chief Executive Officer and majority stockholder, Mark Hanchett, controls approximately 71% of the voting power of our outstanding common stock. Additionally, the Company’s President, Annie Pratt, controls approximately 26% of the voting power of our outstanding common stock. These stockholders, if acting together, are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations transactions.

Our future performance is dependent on the ability to retain key personnel. The Company’s performance is substantially dependent on the performance of senior management. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company’s business, results of operations and financial condition.

We rely on human resources, the loss of services of any of such personnel may have a material adverse effect on our business and operations.

We rely on our management team, our advisors, third-party consultants, third-party developers, service providers, technology partners, outside attorneys, advisors, accountants, auditors, and other administrators. The loss of services of any of such personnel may have a material adverse effect on our business and operations.

We may be unable to attract and retain the required talent.

The nature of our product development efforts requires us to hire talent to complete highly technical and specialized work. Recruiting for these specialized roles may be challenging, and we may be competing with top companies to attract and retain employees for these roles. If we cannot secure the right talent, our product development and production schedules may be affected.

Limitations of director liability and director and officer indemnification.

Our Charter limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to us or our stockholders;
•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	Transactions for which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Our Amended and Restated Bylaws (the “A&R Bylaws”) provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our A&R Bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these Bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our A&R Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Limitations on remedies; indemnification.

Our Amended and Restated Charter (as defined below), as amended from time to time, will provide that officers, directors, employees and other agents and their affiliates shall only be liable to the Company and its stockholders for losses, judgments, liabilities and expenses that result from the fraud or other breach of fiduciary obligations. Additionally, we intend to enter into corporate indemnification agreements with each of our officers and directors consistent with industry practice. Thus, certain alleged errors or omissions might not be actionable by the Company. Our governing instruments will also provide that, under the broadest circumstances allowed under law, we must indemnify its officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Company, including liabilities under applicable securities laws.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND OWNERSHIP OF OUR CLASS A COMMON STOCK

The dual class structure of our common stock has the effect of concentrating voting power with members of our management team, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class D common stock has 10 votes per share, and our Class A common stock has one vote per share. Members of our management team together hold all of the issued and outstanding shares of our Class D common stock. Accordingly, Mark Hanchett, our Chief Executive Officer and a member of our Board of Directors holds approximately 71% of the voting power of our outstanding capital stock; and Annie Pratt, our President and a member of our Board of Directors, holds approximately 26% of the voting power of our outstanding capital stock. Therefore, our management team, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. These members of our management team, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. In addition, future issuances of our Class D common stock to Mark Hanchett, Annie Pratt or other members of our management team may be dilutive to holders of our Class A common stock.

We cannot predict the impact our dual class structure may have on our stock price.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, because of our dual class structure, we will likely be excluded from certain indexes, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. As a result, our stockholders do not have the same protections afforded to stockholders of companies that cannot rely on such exemptions and are subject to such requirements.

The Company’s Chief Executive Officer beneficially owns and controls a majority of the combined voting power of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including, but not limited to, the requirement that:

•	a majority of the Board of Directors consist of directors who qualify as “independent” as defined under the Nasdaq listing rules;

•	its Board of Directors have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and

•	its Board of Directors have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	its Board of Directors conduct an annual performance evaluation of its compensation committee and the nominating and corporate governance committee.

We intend to rely on some or all of these exemptions so long as we remain a “controlled company.” As a result, we do not have (i) a majority of independent directors, (ii) a nominating and governance committee composed entirely of independent directors, and (iii) a compensation committee composed entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of Nasdaq.

Our Chief Executive Officer and majority stockholder may significantly influence matters to be voted on and their interest may differ from, or be adverse to, the interest of our other stockholders.

The Company’s Chief Executive Officer and majority stockholder, Mark Hanchett, controls approximately 71% of the voting power of our outstanding common stock. Additionally, the Company’s President, Annie Pratt, controls approximately 26% of the voting power of our outstanding common stock.

Accordingly, Mr. Hanchett possesses significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives him substantial ability to determine the future of our Company, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions without the approval of the remaining stockholders. The interest of Mr. Hanchett may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

We do not anticipate dividends to be paid on our Class A common stock and our stockholders may lose the entire amount of their investment.

A dividend has never been declared or paid in cash on our Class A common stock and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their Class A common stock. We cannot assure stockholders of a positive return on their investment when they sell their Class A common stock, nor can we assure that stockholders will not lose the entire amount of their investment. Any payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such a time as the Board of Directors may consider it relevant. If we do not pay dividends, our Class A common stock may be less valuable because a return on our stockholders’ investment will only occur if the common stock price appreciates.

Our lack of business diversification could cause our stockholders to lose all or some of their investment if we are unable to generate revenues from our primary products.

Our business consists of developing and manufacturing electric vehicles and charging infrastructure. We do not have any other lines of business or other sources of revenue if we are unable to compete effectively in the marketplace. This lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues since we do not expect to have any other lines of business or alternative revenue sources.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

We will incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We expect to incur increased costs associated with corporate governance requirements that are now applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. We expect such expenses to further increase after we are no longer an “emerging growth company.” We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Small public companies are inherently risky and we may be exposed to market factors beyond our control. If such events were to occur it may impact out operating results.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet. Our present officer has limited experience in managing a fully reporting public company, so we may be forced to obtain outside consultants to assist us with meeting these requirements. These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

Failure to maintain internal controls over financial reporting would have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required by Atlis Motor Vehicles as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, our internal controls over financial reporting may not be effective, which may subject us to adverse regulatory consequences and could harm investor confidence. Failure to establish those controls, or any failure of those controls once established, could also adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Class A common stock.

We may use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights will result in the dilution of the ownership interests of our existing stockholders.

We may use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights will result in the dilution of the ownership interests of our existing stockholders.

We are subject to general securities investment risks.

All investments in securities involve the risk of loss of capital. No guarantee or representation is made that an investor will receive a return of its capital. The value of our Class A common stock can be adversely affected by a variety of factors, including development problems, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments and trends, and general business and economic conditions.

The market price of our Class A common stock has fluctuated, and may continue to fluctuate, significantly and our stockholders may lose all or part of their investment.

The market prices for securities of startup companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our Class A common stock has fluctuated, and may continue to fluctuate, significantly in response to numerous factors, some of which are beyond our control, such as:

•	actual or anticipated adverse results or delays in our research and development efforts;
•	our failure to commercialize our XP Platform and XT pickup truck;
•	unanticipated serious safety concerns related to the use of our products;
•	adverse regulatory decisions;
•	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our intellectual property, government investigations and the results of any proceedings or lawsuits, including patent or stockholder litigation;
•	changes in laws or regulations applicable to the electric vehicle industry;
•	our dependence on third party suppliers;
•	announcements of the introduction of new products by our competitors;
•	market conditions in the electric vehicle industry;
•	announcements concerning product development results or intellectual property rights of others;
•	future issuances of our common stock or other securities;
•	the addition or departure of key personnel;
•	actual or anticipated variations in quarterly operating results;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our failure to meet or exceed the estimates and projections of the investment community;
•	issuances of debt or equity securities;
•	trading volume of our common stock;
•	sales of our Class A common stock by us or our stockholders in the future;
•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	ineffectiveness of our internal controls;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events;
•	scarcity of raw materials necessary for battery production;
•	other events or factors, many of which are beyond our control.

Further, price and volume fluctuations may result in volatility in the price of our Class A common stock, which could cause a decline in the value of our common stock. Price volatility of our Class A common stock might worsen if the trading volume of our shares is low. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our Class A common stock.

A sale, or the perception of future sales, of a substantial number of shares of Class A common stock may cause the share prices to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our Class A common stock in the public market, including shares issued in connection with the exercise of outstanding options, the market price of our shares could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business. The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of automotive companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of a company’s securities. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Our quarterly operating results may fluctuate.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting our products and related services; and
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our Class A common stock to fluctuate substantially.

Unfavorable securities industry reports could have a negative effect on our share price.

Any trading market for our Class A common stock will be influenced in part by any research reports that securities industry analysts publish about us. Should one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage, the market price and market trading volume of our Class A common stock could be negatively affected.

Our A&R Bylaws include forum selection provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our A&R Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our business, (ii) any action asserting a claim of breach of a duty owed by any director, officer, employee, agent or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine. In addition, our A&R Bylaws require that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions.

These forum selection provisions in our A&R Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, which may discourage such lawsuits against us. We cannot be certain as to whether a court would enforce these provisions, and if a court were to find the forum selection provisions contained in A&R Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Class A common stock is delisted, the market price and liquidity of our Class A common stock and our ability to issue additional securities and raise additional capital would be adversely impacted.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On March 13, 2023, we received a notice from Nasdaq stating that, based on Nasdaq’s review of our Market Value of Listed Securities (“MVLS”) for the last 38 consecutive business days, we no longer meet the minimum MVLS requirement of $50 million for continued listing of our Class A common stock on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(A).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until September 11, 2023, to regain compliance. To regain compliance, the MVLS for our shares of Class A common stock must be at least $50 million for a minimum of 10 consecutive business days at any time during this 180-day period. During this period, our Class A common stock will continue to trade uninterrupted on Nasdaq. If we do not regain compliance by September 11, 2023, Nasdaq will provide notice that our shares of Class A common stock are subject to delisting. In the event of such notification, the Nasdaq rules permit us an opportunity to appeal Nasdaq’s determination.

There can be no assurance that we will be able to regain compliance with the MVLS requirement or maintain compliance with the other Nasdaq listing requirements. We intend to take all commercially reasonable actions to maintain our Nasdaq listing, including an evaluation of all reasonable alternatives. If our Class A common stock is delisted, the liquidity of our Class A common stock would be adversely affected and the market price of our Class A common stock could decrease. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and raise additional capital in the future.

Item 1B.         Unresolved Staff Comments

None.

Item 2.         Properties

The Company leases a facility at 1828 Higley Road, Mesa AZ, for all its operations. The 42,828 square feet industrial facility is occupied solely by the Company and includes 7,828 square feet of office space and approximately 35,000 in manufacturing space. We do not own the land on which our primary facility is located and thus are subject to various lease arrangements with a third-party entity. We consider our current office and manufacturing space adequate for our current operations.

Item 3.         Legal Proceedings

From time to time, we may be involved in litigation matters arising from the normal course of our business activities. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition, cash flows, price.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.0001 per share, is listed on Nasdaq and trades under the symbol “AMV.”

As of March 13, 2023, there were 17,449 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

Item 6.         [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Risk Factors” included in Part I, Item 1A and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Form 10-K.  See also the discussion of “Forward-Looking Statements” immediately preceding Part I of this Form 10-K.

Company Overview

Atlis Motor Vehicles, Inc (AMV) is a technology company developing next-generation battery solutions to electrify commercial vehicles and equipment for Work and to provide the EV infrastructure needed to facilitate adoption to Electric Vehicles. We define “Work” as industries that contribute to the building, digging, growing, maintaining, moving, hauling, and towing of the goods and services that keep our communities moving forward. We believe that widespread adoption of EVs for Work requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products. Atlis designs, engineers, and plans to build proprietary AMV battery cells and packs, 1 megawatt (MW) plus charging stations, energy storage solutions to support infrastructure and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

The Company was incorporated in the State of Delaware on November 9, 2016, and maintains its headquarters in Mesa, Arizona. Atlis is a pre-revenue development stage company with a goal to design, develop and produce a range of EV solutions and suite services and products designed to accelerate the adoption of EVs in the Work industry. We have incurred losses from operations and have had negative cash flows from operating activities since our inception. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given expenses related to the completion of its ongoing research and development activities.

During the year ended December 31, 2022, the company achieved important milestones and we believe we have built the foundation on which we plan to grow our company.

•	We designed and implemented pilot production of the AMV battery and built a dry room to assemble batteries in-house under strictly controlled environments.
•	We raised approximately $15 million through various crowdfunding campaigns.
•	We became a publicly listed company under the ticker AMV on Nasdaq public market on September 27, 2022
•	We secured the first tranche of $10 million in funding from a $20 million total facility raised with certain institutional investors.

We plan to continue executing our goals for 2023 and to pursue further development of our energy and vehicle products. We believe that our continued development and execution will lead to revenue generation in 2023.

Company and Industry Outlook

We are focused on capturing the Work market, a portion of the electric vehicle opportunity that we believe is not fully serviced by current electric vehicle manufacturers. Individuals and companies that make up the Work segment require work vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. In the case of vehicles, our target customers are seeking pickup trucks with a range of up to 500 miles, the ability to haul 20,000 to 35,000 pounds and the ability to charge their electric vehicle in less than 15 minutes. The broader needs of our target customers are presented below. The Company plans to address these needs by developing products across three verticals, our proprietary AMV battery cell and pack technology, charging infrastructure, energy storage solutions, a modular and scalable electric powered platform and an electric pickup truck. Each phased business vertical, starting with the energy vertical, will employ both single use point of sale models as well as a longer-term strategic subscription ownership schedule.

We plan to take a strategic approach to scale. First, we plan to bring the AMV Battery to market to drive early revenue as we work toward the launch of the XP Platform and XT pickup truck.

Our near future strategy is to focus on execution. We are completing testing and design for manufacturing the AMV battery cell. From there, we plan to stand up production and begin ramping battery cell and pack manufacturing. We are also standing up battery pack manufacturing in parallel to battery cell manufacturing to meet current projected customer demand where customers have signed a letters of intent and memoranda of understanding for battery pack requests. We then plan to commercialize our AMV XP Platform through fiscal year 2025 and finally, begin production of our production intent AMV XT Pickup trucks and related AMV Ecosystem in fiscal year 2026 and beyond.

As mentioned above, we are currently a pre-revenue company. During the fiscal year ended December 31, 2022, we received deposits for production of battery packs and hardware in the amount of $523 thousand for planned delivery at a later date. We expect to incur a loss on this project and on our early customer deliveries. Additionally, until we obtain sufficient capital to efficiently scale our production capabilities and increase production volume, we expect to incur losses on each product we sell.

We will continue to seek additional capital to fund our production goals. We pursued a public listing via registration of our Regulation A Class A shares with the SEC and listing on Nasdaq on September 27, 2022. The registration of Regulation A Class A shares allowed for already issued shares to be traded on the open market. Although this direct offering and listing on Nasdaq did not result in any capital infusion into the Company, it allows Atlis access to capital markets as a vehicle for fund raising. In November 2022, the company entered into a Securities Purchase agreement with certain institutional investors for up to $20 million in convertible debt and warrants. The Company received net proceeds of $9 million in November related to the first tranche. The Company received an additional $9 million in January 2023 related to the second tranche of funding. Additionally, on February 21, 2023, the Company consummated a public offering for an aggregate of 8.3 million units of the Company’s stock at an offering price of 1.56 per Unit resulting in gross proceeds of approximately $13 million. Each unit consists of (i) one share of Class A common stock, (ii) 0.65 Series A warrants to purchase 0.65 shares of Class A common stock and (iii) 0.75 Series B warrants to purchase 0.75 shares of Class A common stock, each such Warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $1.56. See the Notes to consolidated financial statements contained elsewhere in this Form 10-K for more information. The Company intends to continue obtaining additional capital through the public markets and other means. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

The ongoing conflict in Russia and Ukraine has resulted in economic disruption globally. In response to the conflict, governments have imposed sanctions and other restrictive actions against Russia. This conflict has also resulted in increased costs of materials and other supply chain challenges. While some of our suppliers source materials from this region, as well as other countries globally, we have not been materially impacted by these events. We plan to continue to source raw materials from suppliers outside of the United States and we expect the volume of these activities to increase as we begin production. Our management team works closely with our vendors to ensure they have an adequate supply of the materials and equipment we will need for production and to find alternative solutions in areas where there are supply chain constraints. While we are working to minimize the potential future impact related to these events, we cannot be certain that all inventory or equipment we need for production will be able to be delivered in time for production plans. The extent of the adverse impacts of the ongoing conflict on the broader global economy cannot be predicted and could negatively impact our business and results of operations in the future. Limited supply availability could lead to unforeseen cost and delivery challenges in relation to our operational and production plans for 2023.

At the end of the period, inflation was the highest in the United States in over 30 years. Cost inflation has been a significant challenge across all aspects of our business, and we anticipate it to persist. Our ability to attract skilled engineering talent and to eventually generate revenue and ultimately positive cash flow can be adversely impacted by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on our ability to obtain adequate terms for equipment and material financing. There can be no assurance that inflation will not affect our future results or our speed to market.

Segment Information

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

Results of Operations

Year ended December 31, 2022, compared to the year ended December 31, 2021

The following table sets forth certain statement of operations data for the year ended December 31, 2022, and December 31, 2021 (certain amounts may not calculate due to rounding):

	2022	% of Total Expenses	2021		% of Total Expenses	Change
	(Dollar amounts in thousands)
Revenue	$-	-%	$		-%	$

Operating expenses:
Stock based compensation	41,502	60		123,245	92		(81,743)
Research and Development	9,648	14		4,429	3		5,219
General and administrative	12,353	18		3,329	3		9,024
Advertising	5,297	8		2,678	2		2,619
Total operating expenses	68,800	100		133,681	100		(64,881)

Operating loss	(68,800)			(133,681)			(64,881)

Other income:
Other income/(expense)	(1,881)			(55)			(1,826)
Total other income/(expense)	(1,881)			(55)			(1,826)

Net loss	$(70,681)%			$(133,736)	-%		$(63,055)

Stock based compensation.  Stock based compensation decreased $81.8 million from $123.2 million during the year of 2021 to $41.5 million in the year of 2022 as a result of the vesting of stock options for employees and executives including $12.8 million of expense in the period ended December 31, 2022 and $121 million in the twelve months of the prior year period related to stock options for the Company’s President and its Chief Executive Officer. The prior year period included approximately $115 million of one time incremental compensation expense related to the conversion of stock grants to stock options offered to employees in August of 2021. See Note 11 to the Notes to consolidated financial statements elsewhere in this 10-K. Our non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

Research and development. Research and development related to employee compensation increased $3.3 million from 2021 compared to the current year as the Company continued to ramp up development on its core products. Additionally, research and development related to materials and equipment increased $1.9 million from 2021 to 2022 as a result of increased purchases of materials and equipment to support battery and platform development during 2022. We expect to continue to invest heavily in our R&D as we work toward bringing our products to market.

General and administrative. General and administrative expenses related to employee compensation increased from $1.2 million in 2021 to $3.8 million in 2022, of which $2.6 million was from increased salaries and benefits from increased headcount. Additionally, other General and administrative expenses increased from $2.1 million in 2021 to $8.6 million in 2022, of which the company incurred $5.2 million in expenses related to legal and professional services in preparation for the Company’s public offering.

Advertising. Advertising increased by $2.6 million from $2.7 million in the 2021 to $5.3 million in the 2022 as the Company worked to increase awareness of its products with consumers and to support the Company’s crowd funding campaigns through its various social media outlets. We expect our advertising costs to decline as a percent of total operational expenses as the company no longer engages in Regulation A marketing.

Other income/(expense). Other income (expense) decreased by $1.8 Million from fiscal year 2021 to fiscal year 2022 as a result of changes in the fair value of the Company’s convertible long term debt and warrant liability. These obligations were entered into during the fourth quarter of the year ended December 31, 2022.

Liquidity and Capital Resources

For the Year Ended December 31, 2022, Compared to December 31, 2021

The table below sets forth a summary of our cash flows for the years ended December 31, 2022, and 2021 (in thousands):

	December 31,
	2022	2021

Net cash used in operating activities	$(23,450)	$(11,188)
Net cash used in investing activities	(1,557)	(1,031)
Net cash provided by financing activities	24,562	15,322

As disclosed in Note 1 of the Notes to the audited condensed consolidated financial statements included elsewhere in this Form 10-K, the accompanying audited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the year ended December 31, 2022, the Company incurred a net loss of approximately $70.7 million and had net cash used in operating activities of $23.5 million. On December 31, 2022, the Company had $2.7 million in cash and an accumulated deficit of approximately $218.6 million.

During the year, the Company raised capital through stock sales and crowdfunded investment campaigns as well as through convertible debt. During the year ended December 31, 2022, the Company raised $15.3 million from the sale of common stock through its Regulation A+ offering and the exercise of stock options and an additional $9 million from the first tranche related to its convertible debt agreement. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. We believe that the Company currently has sufficient cash resources to fund its plan of operations for up to the next two quarters. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. On September 27, 2022, the Company registered its Regulation A Class A shares with the SEC and listed on Nasdaq under the ticker symbol “AMV.” Additionally, as disclosed in Note 14 of the Notes to the condensed consolidated financial statements included elsewhere in this 10-K, in January 2023, the company received the second tranche of funding related to its convertible debt agreement entered into on November 4, 2022. Net proceeds were $9 million. Further, in February 2023, the company consummated a public offering of approximately 8.3 million units of Company stock at an effective public offering price of $1.56 per unit for gross proceeds of approximately $13 million. Each unit consists of (i) one share of Class A common stock, (ii) 0.65 Series A warrants to purchase 0.65 shares of Class A common stock and (iii) 0.75 Series B warrants to purchase 0.75 shares of Class A common stock, each such warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $1.56. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets.

Net cash used in operating activities.  Net cash used in operating activities during the year ended December 31, 2022, was $23.5 million. The use of cash resulted primarily from a net loss of $70.7 million, offset by employee and non-employee stock based compensation expense of $41.5 million, changes in working capital, changes in the fair value of convertible debt and warrant liabilities and forgiveness of the PPP loan.

Net cash used in operating activities during the year ended December 31, 2021, of $11.1 million resulted primarily from a net loss of $133.7 million, offset by employee and non employee stock compensation of $123 million, and net changes in working capital.

Net cash used in investing activities.  Net cash used in investing activities for the years ended December 31, 2022, and 2021, was $1.6 million and $1.0 million, respectively. Cash used in investing activities was related to purchases of property and equipment during each period.

Net cash provided by financing activities.  Net cash provided by financing activities of $24.6 million during the year ended December 31, 2022, primarily consisted of proceeds from stock issuance from our Regulation A+ offering and crowd funding campaigns as well as proceeds from issuance of $9 million convertible debt and the conversion of $260 thousand in employee stock options during the period.

Net cash provided by financing activities of $15.3 million for the year ended December 31, 2021, primarily consisted of proceeds from stock issuance of $14.9 million and receipt of $397 thousand in proceeds from the PPP loan. This loan was forgiven in April of 2022.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

We have contractual lease obligations for our facility with an initial five year lease term. The agreement includes one or more options to renew with renewal terms that can extend the lease term by five years or more. For additional information related to these obligations, see Note 8 to the Consolidated Financial Statements. In addition, we also have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 12 to the Consolidated Financial Statements.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors to be relevant at the time we prepare the consolidated financial statements. Although our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

Stock Based Compensation

As disclosed in Note 11 of the Consolidated Financial Statements included elsewhere in this Form 10-K, the Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

We have granted stock-based awards consisting primarily of incentive and non-qualified stock options to employees, members of our board of directors and non-employees. Stock options generally vest over three years at a rate of 33.33% each year beginning one year after the grant date, with the exception of stock options granted to our Chief Executive Officer and our President which vest on the first of each month through December 1, 2024. Stock options generally expire 10 years from the grant date and are exercisable when the options vest. Stock-based compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period based on the estimated fair value of the awards on the grant date. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Calculating the fair value of stock option awards using the Black-Scholes option pricing model requires the input of certain subjective assumptions, including the fair value of the underlying common stock, expected common stock price volatility, expected dividend yield of our common stock, risk-free interest rates, and the expected option term. The assumptions used in the Black-Scholes option-pricing model is estimated as described below. Other reasonable assumptions could have a material impact on our stock based compensation expense and therefore, our operational results.

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

Convertible Debt and Warrants

As disclosed in Note 12 of the Consolidated Financial Statements included elsewhere in this Form 10-K, the Company elected the fair value options for its convertible debt and warrant liability in accordance with ASC 815 and 820. As a result, the Company’s convertible debt instrument and warrant liabilities require the use of the Monte Carlo valuation model to determine fair value. Calculating the fair value of convertible debt and warrants utilizing this model requires the input of certain subjective assumptions, including the expected share price at conversion/exercise, equity volatility, dividend yield, expected life and risk free rate. Other reasonable assumptions related to the inputs used in the calculation could have a material impact on the fair market value of our convertible debt and warrants and therefore, our operational results.

Expected Volatility – The volatility rate was determined by using an average of historical volatilities of selected peers deemed to be comparable to our business corresponding to the expected option term as we did not have sufficient history of trading on our common stock at the time of valuation.

Dividend Yield – The expected dividend yield was zero as we have never declared or paid cash dividends and have no plans to do so in the foreseeable future.

Expected Life – The expected life represented the period that the Company’s debt or warrants were expected to be outstanding and is based on historical experience of similar instruments, giving consideration to the contractual terms and expectations of future conversions or exercises.

Risk Free Interest Rate – The risk-free interest rate was based on the U.S. Treasury Bond for the expected life.

Roll Forward Discount Rate – Calculated by incorporating the market adjustment factor to the implied discount rate calculated as at the transaction date and based on 92.5% of the average of the three lowest closing prices for the 10 trading days prior to the date of value. Simulated closing prices were used as a proxy for the projected Volume Weighted Average Price.

We continue to use judgement in evaluating the expected volatility and the expected term utilized in our calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of the expected volatility over the expected term, which could materially impact the fair market value of these instruments in the future.

Recent Accounting Pronouncements

See Note 2 of the “Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K for recent accounting pronouncements.

Emerging Growth Company Status

As a public reporting company under the Exchange Act, we are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act”) under the reporting rules set forth under the Exchange Act. As defined in the JOBS Act, an emerging growth company is defined as a company with less than $1.0 billion in revenue during its last fiscal year. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
•	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an “emerging growth company” for up to five years, though if the market value of our common stock that is held by non-affiliates exceeds $700 million, we would cease to be an “emerging growth company.”

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.         Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements, the Reports thereon, the Notes thereto, and the supplementary data commencing on page F-1 of this Form 10-K, which Consolidated Financial Statements, Reports, Notes and data are incorporated herein by reference.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures..

Management’s Annual Report on Internal Controls over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

On March 13, 2023, the Company received a notice from Nasdaq stating that, based on Nasdaq’s review of the Company’s Market Value of Listed Securities (“MVLS”) for the last 38 consecutive business days, the Company no longer meets the minimum MVLS requirement of $50 million for continued listing of the Company’s Class A common stock on Nasdaq under Nasdaq’s Global Markets Listing Rule 5450(b)(2)(A) (the “MLVS Rule”).

The Notice has no immediate effect on the listing of the Company’s Class A common stock on Nasdaq and, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until September 11, 2023, to regain compliance with the MVLS Rule. To regain compliance with the MLVS Rule, the MVLS for the Company’s shares of Class A common stock must be at least $50 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the MLVS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance by September 11, 2023, Nasdaq will provide notice that the Company’s shares of Class A common stock are subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination.

There can be no assurance that the Company will be able to regain compliance with the MVLS requirement or maintain compliance with the other Nasdaq listing requirements. The Company is monitoring the MLVS of its shares of Class A common stock and will consider options available to it to potentially achieve compliance. The Company may be eligible to transfer to The Nasdaq Capital Market before the expiry of the 180-day period. To qualify, the Company would be required to meet the continued listing requirements for The Nasdaq Capital Market.

The Company determined that receipt of the notice of non-compliance from Nasdaq on March 13, 2023 constituted an event of default under its convertible notes. As a result, unless waived by the holders, the convertible notes began accruing default interest at a rate of 10% per annum and the Company is obligated to pay to the holders $4.9 million, which amount represents 100% of the sum of (x) the outstanding principal of the notes as of March 13, 2023 and (y) accrued and unpaid interest thereon. The holders have the option to instead convert the amount due and payable under the event of default, including at an alternative conversion price as described in the convertible notes. The Company plans to work with note holders to find a resolution that benefits all parties.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2022 (“2023 Proxy Statement”).

Item 10         Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11         Executive Compensation

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13         Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14         Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1)         Financial Statements:

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)         Financial Statement Schedules:

All other schedules have been omitted because they are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3)         Exhibits:

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Atlis Motor Vehicles Inc., dated November 9, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.2	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated December 29, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.3	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated October 1, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.4	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated January 22, 2020 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.5	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated January 24, 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.6	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.7	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.8	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.9	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.10	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.11	Amended and Restated Bylaws of Atlis Motor Vehicles Inc. (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022)

4.1	Form of Senior Secured Original Issue 10% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).

4.4	Form of Series A and Series B Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).

4.5*	Description of Securities

10.1+	Board of Directors Agreement, dated November 11, 2022, between the Company and Britt Ide (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.2+	Board of Directors Agreement, dated November 11, 2022, between the Company and Caryn Nightengale (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.3+	2021 Compensation Letter of Mark Hanchett (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.4+	2021 Compensation Letter of Annie Pratt (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.5+	2022 Offer Letter of Apoorv Dwivedi (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on January 17, 2023).

10.6†	Amended Collaboration Agreement, dated July 28, 2022, between the Company and Australian Manufactured Vehicles (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

10.9	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.10	Form of Securities Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

10.12	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).

21.1	List of Subsidiaries of Atlis Motor Vehicles Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

23.1*	Consent of Prager Metis CPAs LLP, independent registered public accounting firm for Atlis Motor Vehicles Inc.

24.1*	Power of Attorney (included on the signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

**Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+ Management contract or compensatory plan or arrangement.

† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2023.

ATLIS MOTOR VEHICLES, INC.

By:	/s/ Mark Hanchett
Mark Hanchett
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned Directors and Officers of Atlis Motor Vehicles Inc. hereby constitute and appoint Mark Hanchett, Annie Pratt, and Apoorv Dwivedi as such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for such Director or Officer and in such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Hanchett Mark Hanchett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2023

/s/ Annie Pratt Annie Pratt	President and Director	March 16, 2023

/s/ Apoorv Dwivedi Apoorv Dwivedi	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 16, 2023

/s/ Britt Ide Britt Ide	Director	March 16, 2023

/s/ Caryn Nightengale Caryn Nightengale	Director	March 16, 2023

ATLIS MOTOR VEHICLES INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Atlis Motor Vehicles, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlis Motor Vehicles, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2020.

El Segundo California

March 16, 2023

ATLIS MOTOR VEHICLES INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$2,701	$3,146
Prepaid expenses and other assets	966	290
Total current assets	3,667	3,436

Property and equipment, net	2,441	980
Intangible assets, net	10	11

Right-of-use assets	798	-
Security deposits	101	90
Vendor deposits	21	96

TOTAL ASSETS	$7,038	$4,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,523	$66
Accrued expenses	1,686	167
Payroll tax liabilities	10	57
Contract Liability	523	-
Paycheck protection program loan	-	397
Current portion of deferred rent	-	22
Current portion of finance lease liability	157
Current portion of lease liability	344	-
Total current liabilities	4,243	709

Deferred rent	-	104
Lease liability, net of current portion	558	-
Warrant liability, at fair value	374
Convertible debt, at fair value	10,911

Total liabilities	16,086	813
Commitments and contingencies (Note 9)

Stockholders’ equity
Class C Stock, par value $0.0001; 15,000 shares authorized; no shares issued and outstanding at December 31, 2022; 5,000 shares issued and outstanding at December 31, 2021.	-	-
Class D Stock, par value $0.0001; 41,925,572 authorized; 31,125,370 issued and outstanding at December 31, 2022; 25,725,370 issued and outstanding at December 31, 2021.	3	2
Class A Common stock, par value $0.0001; 54,307,968 shares authorized; 9,763,838 issued and outstanding as of December 31, 2022; 6,854,576 issued and outstanding as of December 31, 2021.	1	1
Additional paid-in capital	209,564	151,733
Accumulated deficit	(218,616)	(147,936)

Total stockholders’ equity	(9,048)	3,800

Total liabilities and stockholders’ equity	$7,038	$4,613

The accompanying notes are an integral part of these consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share data)

	Years Ended December 31,
	2022	2021

Revenue	$-	$-

Operating expenses:
Stock based compensation	41,502	123,245
Research and development	9,648	4,429
General and administrative	12,353	3,329
Advertising	5,297	2,678
Total operating expenses	68,800	133,681

Operating loss	(68,800)	(133,681)

Other income (expense):
Paycheck protection program forgiveness	397	-
Loss on disposal of property and equipment	(152)	-
Interest expense	(7)	-
Other income	166	(55)
Net loss on convertible debt and warrant liability	(2,285)
Total other income	(1,881)	(55)

Net Loss	$(70,681)	$(133,736)

Loss per share, basic	$(8.88)	$(10.77)

Weighted average number of common shares outstanding used in computing loss per share:	7,961,009	12,417,226

The accompanying notes are an integral part of these consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Securities Receivable	Additional Paid- in Capital	Accumulated Equity (Deficit)	Total
Balance at December 31, 2020	14,845,067	$2	-	$-	-	$		$-	$13,378	$(14,199)	$(819)
Common Stock issued for cash	1,977,009								14,542		14,542
Series D Stock Issued					25,725,370		2				2
Founder Class A shares relinquished	(10,000,000)	(1)									(1)
Shares issued for services and rent guarantees	32,500		5,000	1					568		569
Stock based compensation									123,245		123,245
Net Loss								-		(133,736)	(133,736)
Balance at December 31, 2021	6,854,576	$1	5,000	$1	25,725,370		$2	$-	$151,733	$(147,935)	$3,802

Common Stock issued for cash	2,475,616	-							15,302		15,302
Shares issued for services and rent guarantees	151,546	-	5,000	-				-	89	-	89
Series D Stock Issued					5,400,000		1				1
Exchange of Class C to Class A	75,000	-	(10,000)	(1)					572		571
Stock based compensation	170,000	-							41,608		41,608
Options exercised to stock	37,100	-							260		260
Net Loss										(70,681)	(70,681)
Balance at December 31, 2022	9,763,838	$1	-	$-	31,125,370		$3	$-	$209,564	$(218,616)	$(9,048)

The accompanying notes are an integral part of these consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(70,681)	$(133,736)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	348	89
Employee stock based compensation	41,502	123,245
Non-employee stock compensation	768	186
Forgiveness of Paycheck Protection Loan	(397)	(93)
Loss on the fair value of Convertible debt and Warrant liability	2,285
Loss on the sale of property and equipment	152	-

Changes in assets and liabilities:
Prepaid expenses and other current assets	(676)	(285)
Accounts payable	1,211	(56)
Accrued expenses	1,520	70
Payroll tax liabilities	(47)	(555)
Net change in operating lease assets and liabilities	(22)
Contract liability	523	-
Deferred rent		(12)
Security deposits	(11)	(3)
Vendor deposits	75	(38)

Net cash used in operating activities	(23,450)	(11,188)

Cash flows from investing activities:
Purchases of property and equipment	(1,787)	(1,019)
Addition of intangible assets	-	(12)
Proceeds from sale of property and equipment	230	-

Net cash used in investing activities	(1,557)	(1,031)

Cash flows from financing activities
Proceeds from stock issuance	15,302	14,925
Proceeds from the issuance of convertible debt	9,000
Proceeds from exercised stock options	260
Proceeds from paycheck protection loan	-	397

Net cash provided by financing activities	24,562	15,322

Net (decrease) increase in cash	(445)	3,103
Cash, beginning of period	3,146	43
Cash, end of period	$2,701	$3,146
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$1
Supplemental disclosures of non-cash activity:
Purchases on account related to property and equipment	$232	$-
Incremental expense on Class C to Class A stock exchange	$572	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLIS MOTOR VEHICLES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Organization

Atlis Motor Vehicles Inc. (the “Company,” “AMV” or “Atlis”), a Delaware corporation based in Mesa, Arizona, was incorporated in 2016. ATLIS is a vertically integrated, electric vehicle technology ecosystem company committed to electrifying vehicles and equipment for Work. The Company is developing three products to meet the needs of our target customer, proprietary AMV battery cell and pack technology, a modular and scalable electric powered platform and an electric pickup truck. The AMV battery technology is the core of the Company’s hardware platform and is designed to be capable of charging a full-size pickup in less than 15 minutes.

Basis of Presentation

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our estimates contemplate current and expected future conditions, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, our financial position and cash flows.

The presentation of certain prior period amounts have been adjusted to reflect current period classifications and presentation. Specifically, Research and development costs now include Research and development related employee compensation as well as Research and development, materials and equipment. General and administrative expenses include employee compensation specific to general and administrative expenses as well as Legal and other general and administrative expenses.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2022, the Company incurred a net loss of $70.7 million and had net cash flows used in operating activities of $23.5 million. On December 31, 2022, the Company had $2.7 million in cash and an accumulated deficit of $218.6 million.

The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. On September 27, 2022, the Company registered its Regulation A Class A shares with the SEC and listed on Nasdaq under the ticker symbol “AMV.” Additionally, as disclosed in Note 14, in January 2023, the company received the second tranche of funding related to its convertible debt agreement entered into on November 4, 2022. Net proceeds were $9 million. Further, in February 2023, the company consummated a public offering of 8.3 million units of Company stock at an effective public offering price of $1.56 per unit for gross proceeds of approximately $13 million. Each unit consists of (i) one share of Class A common stock, (ii) 0.65 Series A warrants to purchase 0.65 shares of Class A common stock and (iii) 0.75 Series B warrants to purchase 0.75 shares of Class A common stock, each such warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $1.56. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets.

Change in Accounting Policy

The Company has opted for an effective adoption date of January 1, 2022, for the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. At the transition date, the operating lease ROU asset and operating lease liability were $1.1 million and $1.2 million, respectively. The difference between the ROU asset and operating lease liability is due to deferred rent and prepaid rent balances that were reclassified as a component of the ROU asset at the transition date. The Company recorded a right of use asset, current portion of lease liability and lease liability, net of current portion in the amounts of $798 thousand, $344 thousand and $558 thousand, in the condensed consolidated balance sheets at December 31, 2022. See Note 8 for more information.

2.	Summary of Significant Accounting Policies

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

In August 2020, the FASB issued Accounting Standards Update 2020-06 (ASU 2020-06). ASU 2020-06 eliminates the beneficial conversion feature and cash conversion models in Accounting Standards Codification 470-20 that require separate accounting for embedded conversion features in convertible instruments. The new guidance also eliminates some of the conditions that must be met for equity classification under ASC 815-40-25. The standard is effective for smaller reporting companies for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company has chosen to early adopt this standard for the period ended December 31, 2022.

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on its consolidated financial statements.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the consolidated financial statements.

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

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. From time to time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

Advertising

The Company began utilizing media networks, including, but not limited to online and social media presence to build awareness for the product and brand. Advertising costs for the year ended December 31, 2022, were $5.3 million. Advertising costs for the year ended December 31, 2021, were $2.7 million.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of each asset. Estimated useful lives for significant classes of assets are currently 5 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized according to their estimated useful lives or over the lease term for leasehold improvements. The Company capitalizes property and equipment with an initial value over $2,500.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such facts and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Depending on the asset, estimated fair market value may be determined either by use of the discounted cash flow model or by reference to estimated selling values of assets in similar condition. There were no impairment charges for the years ended December 31, 2022, or December 31, 2021.

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in Operating expenses on the consolidated statements of operations. The Company recorded $9.6 million in Research and development expenses for the year ended December 31, 2022 of which $6 million was related to employee compensation and $3.6 million was related to materials and equipment purchases, primarily related to battery and platform research and development activities. In the year ended December 31, 2021, the Company recorded $2.8 million and $1.6 million in Research and development employee compensation and materials and equipment, respectively for a total of $4.4 million for the year ended December 31, 2021.

General and administrative expenses

General and administrative costs include salaries related to non-production and non research and development employees, legal and other professional fees, rent and other general expenses incurred by the company. The company recorded $12.4 million in general and administrative expenses consisting of $3.8 million in employee compensation and $8.6 million in legal and other expenses for the year ended December 31, 2022. The Company recorded $3.3 million in general and administrative expenses in the year ended December 31, 2021 consisting of $1.2 million in employee compensation and $2.1 million in legal and other expenses.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3.

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could have a material impact on the Company’s stock-based compensation expense and therefore, its operational results.

Stock Issued for Services

The Company periodically grants common stock awards to non-employees in exchange for services. The fair value of the stock-based compensation awards granted is based on the fair value of the award on the grant date. Stock-based payments are recorded on the consolidated statements of operations in the same manner and to the same financial statement line item as it would have been had such settlement been made in cash.

Contract Liability

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. The Company recorded no Contract Liability at December 31, 2021 and $523 thousand at December 31, 2022.

Other income, net

Other income primarily consists of realized and unrealized gains and losses on convertible debt and warrant liabilities, gains and losses on the sale of property and equipment and gains on forgiveness of the Company’s Paycheck Protection Program.

Fair Value of Financial Instruments.

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets and liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of December 31, 2022, and 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2022, and 2021, due to the short maturities of such instruments.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022, or for the year ended December 31, 2021.

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2022	2021

Leasehold improvements	$261	$130
Office equipment	114	64
Tools and plant equipment	2,354	830
Vehicles	70	59

Less—Accumulated depreciation	(358)	(103)
Property and equipment, net	$2,441	$980

Depreciation expense for the years ended December 31, 2022, and December 31, 2021, were $348 thousand and $89 thousand, respectively. Property and equipment include tools and plant equipment obtained under capital lease in the amount of $232 thousand. The equipment is being depreciated over 5 years. The capital lease was entered into on July 1, 2022, and is payable over 18 months at 7% interest with monthly installments of $14 thousand. The company had an outstanding balance of $157 thousand on the capital lease at December 31, 2022

4.	Intangible Assets

Intangible assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Patents	$12	$12
Less—Accumulated amortization	(2)	(1)
Intangible assets, net	$10	$11

The Company recorded amortization expense related to patent number 11.069.945 on July 20, 2021. The Company amortizes patents using the straight-line method over the estimated useful life of the patent, which is ten 10 years. The Company recorded amortization expense of $1 thousand during the year ended December 31, 2022. The Company recorded amortization expense of $1 thousand for the year ended December 31, 2021.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

Deferred income tax assets are comprised of the following at December 31, 2022, and 2021 (in thousands):

	2022	2021
Deferred income tax assets:	$51,919	$34,912
Valuation allowance	(51,919)	(34,912)
Net total	$-	$-

At December 31, 2021, the Company had net operating loss carryforwards of approximately $16.5 million which will carryforward through 2037. The Company’s current year net operating loss will carry forward indefinitely.

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

The Company generated an income tax benefit of $14.9 million for the year ended December 31, 2022. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards.

 Reconciliation between the statutory rate and the effective tax rate is as follows at of December 31, 2022, and 2021:

	2022	2021
Effective Tax Rate Reconciliation:

Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	-%	-%
Change in valuation allowance	(21%)	(21%)
Effective Tax Rate	-%	-%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2022, and 2021 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

The Company's federal income tax returns for tax years ended December 31, 2019, and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended December 31, 2017, and beyond.

6.	Paycheck Protection Program Loan

On February 11, 2021, The Company was granted a loan from Washington Federal Bank, in the aggregate amount of $397 thousand, pursuant to the Paycheck Protection Program (“PPP”). The loan was granted under the provisions of the second offering of PPP loans by the Small Business Association. The loan, which was in the form of a Note dated February 11, 2021, issued to the Company, was to mature February 11, 2026, and bore an interest at a rate of 1.0% annually. The Note was allowed to be prepaid by the Borrower at any time prior to the maturity with no prepayment penalties. Funds from the loan were to only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debit obligations incurred before February 15, 2020. On April 13, 2022, the Company received notice that the note was fully forgiven. As a result, the Company recorded Other income in the amount of $397 thousand in its condensed consolidated statements of operations for the year ended December 31, 2022.

On April 30, 2020, The Company was granted a loan from Washington Federal Bank, in the aggregate amount of $93 thousand, pursuant to the PPP under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020. This PPP note was fully forgiven on July 12, 2021.

7.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class D common stock as these shares do not participate in the earnings of the Company. For the years ended December 31, 2022, and 2021, respectively, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact. The Company’s basic net loss per share was $8.88 and $10.77 for the years ended December 31, 2022, and 2021, respectively. Potentially dilutive securities represented approximately 55.9 million (consisting of 45.7 million options and RSUs, 231 thousand warrants, and 10 million shares related to convertible debt) and 46.8 million options and RSUs for the years ended December 31, 2022, and 2021, respectively.

8.	Leases

Operating Lease

The Company adopted ASC 842, Leases (“ASC 842”), on January 1, 2022. Consequently, financial information has not been updated for dates and periods before this date. Additionally, the Company chose to elect certain relief options offered in ASC 842 including the package of practical expedients, the option to account for separate lease and non-lease components as a single unit, and the option to exclude right-of-use assets and lease liabilities that arise from short term leases (i.e., leases with terms of twelve months or less). Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company’s lease consists of mixed-use office and warehouse space in Mesa, Arizona. The Company’s lease evaluation may include options to terminate the lease when it is reasonably certain that the Company will exercise such options. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for amortization of the ROU asset is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions or covenants. The Company had a weighted average remaining lease term of 5 years and a weighted average discount rate of 3.25%, which was determined based on the United States Prime borrowing rate at the lease commencement date, as the rate implicit in the lease was not readily determinable.

The Company’s aggregate lease maturities as of December 31, 2022, are as follows (in thousands):

Year
2023	$368
2024	379
2025	194
Total minimum lease payments	941
Less imputed interest	(39)
Total operating lease liabilities	$902

Financing Lease

The Company entered into a capital lease agreement on July 1, 2022, with a vendor to purchase equipment to be used in research and development. The terms of the note are 18 months at 7% interest payable in monthly installments of $14 thousand. The Company recorded a total of $157 thousand in the current portion of Lease liability line item in the condensed consolidated balance sheets at December 31, 2022, in relation to this agreement.

The following table provides information about the financial statement classification of our lease expenses reported within the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and December 31, 2021 (in thousands):

		2022	2021
Lease Expense Category:	Classification

Operating Lease Expense	General and administrative expenses Legal and other	$335	$457
Finance lease expense:
Amortization of leased assets	General and administrative expenses Legal and Other	23	-
Interest on lease liabilities	Interest expense	7	-
Total lease expense		$365	$457

9.	Commitments and Contingencies

Registration Rights

The holders of the 2022 convertible note that was issued will have registration rights to require the Company to register the sale of its debt securities held by them pursuant to a registration rights agreement to be signed in conjunction with the convertible note.

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

During 2021, the Company paid $60 thousand to Salt River Project, an Arizona utility company, as a refundable deposit for engineering services for implementation of additional electricity capacity to facilitate the development of the Company’s 1.5MW charging capabilities. In 2022, this contract was cancelled, and the deposit was refunded. Additionally, the Company recorded a total of $38 thousand in 2021 for deposits on equipment purchases to be delivered at future dates. At December 31, 2022, the company had total Vendor deposits of $20 thousand related to deposits on equipment.

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

On August 24, 2021, the Company offered employees the option to convert their vested stock grants into stock options at weighted average conversion ratio of approximately 6.64 options for every share grant. A condition of the conversion was the relinquishment of all prior awarded stock through the August 24, 2021, conversion date. Although not all, a majority of former and current employees at the time elected to convert their shares to options. The Company accounted for this transaction as a modification as per ASC 718. As a result, the company recorded approximately $115 million of incremental compensation expense as of December 31, 2021. The originally vested stock grants were unissued as of the modification date with the exception of 10,000,000 Class A shares held by the Company’s Chief Executive Officer, who subsequently relinquished these on August 24, 2021.

On August 24,2021, the Company issued 25,725,370 Class D stock to the Company’s Chief Executive Officer and the President.

Between August 24, 2021, and December 31, 2021, the Company awarded 578,400 stock options to new employees, non-employees and to our Board of Directors.

On June 17, 2022, the Company agreed with a third party who provided a rent guarantee to the Company’s landlord on the Company’s building in Mesa, Arizona to exchange 75,000 shares of Class A common stock for 10,000 shares of Class C common stock. The Company recorded General and Administrative expenses of $572 thousand on the Company’s Condensed Consolidated Statements of operations for the year ended December 31, 2022, resulting from consideration provided for the loss of perquisites afforded to the Class C shareholder.

The Company recorded $41.5 million and $123.2 million in stock based compensation expense for the years ended December 31, 2022, and 2021, respectively.

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The fair value of stock options at the grant date was determined using the following assumptions for the years ended December 31, 2022, and 2021.

	Years ended December 31,
	2022	2021

Expected average life (years)	7.0	7.0
Expected volatility	75.33%	73.56%
Risk-free interest rate	1.65%	0.06%
Expected dividend yield	-%	-%

Compensation expense was determined by applying the Black-Scholes model on the appraised value of the underlying share price for each stock on the grant date.

A summary of the Company’s outstanding stock options and restricted stock units (“RSU”) as of December 31, 2022, and changes during the year is presented below:

	Options			RSUs
	Shares	Weighted average exercise price	Weighted average contractual term (in years)	Shares	Weighted average grant date fair value
Outstanding, December 31, 2021	45,486,067	$7.00	7	1,344,657	$-
Granted	946,800		7	110,000	7.00
Exercised	(37,100)	-		-	-
Forfeited	(899,063)	7.00		(7,456)	-
Shares issued	-			(1,278,858)
Unissued shares converted to options	78,343			(78,343)
Expired	-	-		-	-
Outstanding, December 31, 2022	45,575,047	$7.00	7	90,000	7.00
Exercisable, December 31, 2022	33,425,287	$7.00	7	-	-

Common Stock

The total number of shares of common stock the Company has authority to issue is 96,248,541 at $0.0001 par value per share.

In 2021 and 2022, the Company issued Class D shares of Common Stock. These shares are not traded openly or available for sale to the public. Class D shares are offered only to the President and the Chief Executive Officer of the Company. Each class D share of common stock is granted ten votes compared to Class A shares of common stock which are granted one vote per share. The shares of Class D Stock are not entitled to receive any dividends or any distribution on a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class D shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class D Stock owned by such holder. Class D stock were issued to the Chief Executive Officer and President in the amount of 31,125,370 shares as of December 31, 2022.

The breakdown of common stock by class at December 31, 2022, and December 31, 2021, were as follows:

	December 31,
	2022	2021

Class A	9,763,838	6,854,576
Class C	-	5,000
Class D	31,125,370	25,725,370
Total Shares Outstanding	40,889,208	32,584,946

12.	Convertible Debt and Warrant Liability

On November 4, 2022, the Company issued the first tranche of the 10% Original Issue Discount Convertible Notes in the aggregate principal amount of $10.0 million for gross proceeds of $9.0 million to various investors. These convertible notes have a maturity date of 24 months from the issuance date. The convertible notes earn interest at a rate of 10% per annum which will only accrue upon an event of default. The convertible notes are convertible solely in common stock of the Company at a conversion price of (a) $15 per share or (b) 92.5% of the average of the three lowest daily VWAP of the Common Stock during the ten trading day period, whichever is lower.  These convertible notes are secured by a first priority security interest in all of the assets of the Company.

The Company elected the fair value option to account for the 2022 Convertible Notes. As such, the Company recorded the 2022 Convertible Notes at fair value and will subsequently measure them to fair value at each reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. Losses as a result in changes in fair value of the Company’s convertible notes during the year ended December 31, 2022 were as follows (in thousands):

Years ended December 31,
2022

Balance at the beginning of the year	$-
Convertible Debt issued during the period	7,034
Unrealized loss	3,877
Convertible Debt Liability at the end of the year	$10,911

As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

The following table provides the fair value and contractual principal balance outstanding of the 2022 Convertible debt accounted for under the fair value option as of December 31, 2022:

Amount
Convertible debt fair value	$10,911
2022 Convertible Notes, contractual principal outstanding	$10,000
Fair value less unpaid principal balance	$911

All convertible notes and warrants, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Warrant Liability

In connection with the issuance of the convertible note, the investors received a number of warrants equal to 30% of the face value of the convertible note divided by the VWAP prior to the applicable closing date. The Common Stock Warrants entitles the holder to purchase one share of the Company’s Class A ordinary shares at the exercise price of a) $15 per share or (b) 92.5% of the average of the three lowest daily VWAP of the Common Stock during the ten trading day period, whichever is lower.  There are 231,312 warrants issued upon closing of the first tranche of the Convertible Note which have a five-year exercise period from the issuance date.

The Company recorded the Warrants at fair value and subsequently remeasured them to fair value at the reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. The Company recognized a gain in the consolidated statements of operations in relation to these instruments for fiscal year 2022 as follows (in thousands). There were no warrants exercised as of December 31, 2022.

Years ended December 31,
2022

Balance at the beginning of the year	$-
Warrants issued during the period	1,966
Unrealized Gain	(1,592)
Warrant Liability at the end of the year	$374

13.	Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The company had no such instruments at December 31, 2021:

Description:	Level	December 31, 2022
Liabilities:
Warrant liability	3	$374
Convertible Notes	3	$10,911

Warrant Liability

The Common Stock Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statements of operations each period. Changes in fair value of the liability resulting from the cumulative changes in instrument- specific credit risk will be presented in accumulated other comprehensive income.

The Common Stock Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements for Common Stock Warrants as of December 31, 2022.

December 31, 2022
Exercise price	$15.00
Share price	$3.25
Volatility	85%
Expected life	4.84
Risk-free rate	4.01%
Dividend yield	-

Convertible Note

The Company accounts for its convertible note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible note. Using the fair value option, the convertible note, in its entirety, is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible note in the statements of operations. Changes in fair value of the liability resulting from the cumulative changes in instrument- specific credit risk will be presented in accumulated other comprehensive income. The fair value of the conversion feature of the note was valued utilizing the Monte Carlo simulation model.

The estimated fair value of the Convertible Notes was based on the following significant inputs:

December 31, 2022
Risk-free interest rate	4.46%
Time to expiration (in years)	1.84
Expected volatility	85%
Dividend yield	-
Stock price	$3.25
Face value	$10,000,000
Fixed conversion rate	$15.00
Roll-forward discount rate	5.11%

13.	Subsequent Events

On January 5, 2023, the Company entered into an amendment to the Securities Purchase Agreement dated November 3, 2022, pursuant to which the Company and each Investor agreed, among other things, to amend the terms and conditions of the second tranche of funding and terminate the third tranche of funding contemplated under the Purchase Agreement.

The Purchase Agreement Amendment provides that, with respect to the Second Tranche, at any time prior to the earlier to occur of (x) April 30, 2024 and (y) the twentieth (20th) trading day following the effectiveness of the resale registration statement covering the resale of all of the shares of the Company’s Class A common stock issuable under the first tranche of funding (the “First Tranche”), which closed upon signing of the Purchase Agreement, each Investor shall have the right, severally and not jointly, to purchase a base allocation of $5.0 million in Senior Secured Original Issue 10% Discount Convertible Promissory Notes (the “Notes”), which are convertible into shares of the Company’s Class A common stock, and warrants (the “Warrants”) to purchase a number of shares of the Company’s Class A common stock equal to 30% of the face value of the Notes divided by the volume weighted average price at one or more Second Tranche closings (with a total base allocation of $10.0 million, in the aggregate, for all Investors) and, solely with respect to the initial Second Tranche closing, up to an additional $5.0 million in additional Notes and related Warrants pursuant to oversubscription rights, to the extent then available. In connection with the Purchase Agreement Amendment, the Company also issued a Warrant to each Investor purchase up to an aggregate of 268,980 shares of the Company’s Class A common stock.

Concurrently with the Purchase Agreement Amendment, the Company also entered into an amendment (the “Registration Rights Agreement Amendment”) to the Registration Rights Agreement, dated as of November 3, 2022, with each Investor, pursuant to which the Company agreed to file a registration statement (a “Registration Statement”) with the Securities and Exchange Commission registering the resale of the shares of the Company’s Class A common stock issuable under the First Tranche within 20 days after the closing of the First Tranche and registering the resale of the shares of the Company’s Class A common stock issuable under the Second Tranche within two trading days after the closing of the Second Tranche, as applicable, and to cause any such Registration Statement to become effective within 60 days after filing. On January 27, 2023, the investors exercised their rights to purchase the allowable amounts under the agreement. The Company received net proceeds of $9 million in the transaction.

On February 21, 2023, the Company consummated a public offering of an aggregate of 8.3 million units at an effective public offering price of $1.56 per unit, resulting in aggregate gross proceeds of approximately $13 million. Each unit consists of (i) one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), of the Company , (ii) 0.65 Series A warrants to purchase 0.65 shares of Class A common stock (the “Series A Warrants”) and (iii) 0.75 Series B warrants to purchase 0.75 shares of Class A common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”), each such Warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $1.56. The Series A Warrants were immediately exercisable and will expire five (5) years after the date of issuance. The Series B Warrants will not be exercisable  until after the date the Company effects a corporate reorganization of the Company or until after the date stockholder approval is obtained to have a sufficient number of shares of Class A common stock authorized to permit the exercise in full of the Series B Warrants, and will then expire five (5) years after the date of such corporate reorganization or stockholder approval, as applicable. The shares of Class A common stock and Warrants included in each Unit were issued separately and were immediately separable upon issuance. The Company intends to use the net proceeds of the offering primarily for general corporate purposes, which may include, but is not limited to, research and development and operations, capital equipment and raw materials. In addition, the Company may be required to use up to 40% of the gross proceeds from the offering to prepay its outstanding convertible notes at the option of the holders of such notes.

On March 13, 2023, the Company received a notice from The Nasdaq stating that, based on Nasdaq’s review of the Company’s Market Value of Listed Securities (“MVLS”) for the last 38 consecutive business days, the Company no longer meets the minimum MVLS requirement of $50 million for continued listing of the Company’s Class A common stock on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(A) (the “MLVS Rule”).

The Notice has no immediate effect on the listing of the Company’s Class A common stock on Nasdaq and, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until September 11, 2023, to regain compliance with the MVLS Rule. To regain compliance with the MLVS Rule, the MVLS for the Company’s shares of Class A common stock must be at least $50 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the MLVS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance by September 11, 2023, Nasdaq will provide notice that the Company’s shares of Class A common stock are subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination.

There can be no assurance that the Company will be able to regain compliance with the MVLS requirement or maintain compliance with the other Nasdaq listing requirements. The Company is monitoring the MLVS of its shares of Class A common stock and will consider options available to it to potentially achieve compliance. The Company may be eligible to transfer to The Nasdaq Capital Market before the expiry of the 180-day period. To qualify, the Company would be required to meet the continued listing requirements for The Nasdaq Capital Market.

