Form 10-K/A
period 2022-12-31
Atlis Motor Vehicles Inc
filed 2023-04-28
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 27, 2023, there were 36,409,395 and 33,825,372 shares of the Registrant’s Class A and Class D Common Stock outstanding, respectively, par value $0.0001.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of ATLIS Motor Vehicles Inc. (the “Company,” “Atlis,” “we,” “us” or “our”) for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2022. At this time, Atlis is filing this Amendment to include Part III information in its Annual Report on Form 10-K because Atlis does not intend to file a definitive proxy statement within 120 days after December 31, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, this Form 10-K/A amends and restates in its entirety Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Atlis has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The disclosures contained in the Original Filing are provided as of the date of such disclosures.

ATLIS MOTOR VEHICLES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART III

Item 10         Directors, Executive Officers and Corporate Governance

The directors and executive officers of Atlis Motor Vehicles as of April 28, 2023 include:

Name	Age	Position
Mark Hanchett	42	Chief Executive Officer and Chairman of the Board
Annie Pratt	30	President and Director
Apoorv Dwivedi	42	Chief Financial Officer
Benoit Le Bourgeois	45	Vice President of User Experience
Kate Sieker	43	Vice President of People
Britt Ide	51	Director
Caryn Nightengale	48	Director

Mark Hanchett, Chief Executive Officer - Mark Hanchett has over ten years of product development experience with 16 successful electromechanical and software product launches that have already created significant change in the world. Mark Hanchett brings a passion for solving hard problems in product strategy, design, manufacturing, and business operations, while continuously driving a focus on the best possible customer experience. Mark has served as Founder, Director, and CEO of Atlis since inception in 2016. Before starting Atlis, Mark was a director at Axon Enterprise Inc from 2012 to 2017, leading teams in the development of innovative hardware and software products for law enforcement. From 2007 to 2012 he served as a senior mechanical engineer and project manager leading cross-functional teams through design and development of innovative conductive electrical weapons at Axon Enterprise Inc.

Annie Pratt, President - Annie is a creative problem solver with a background in product management, design, and business. After studying Product Design at Stanford’s design school, she kicked off her career as a Product Manager at Axon Enterprise from 2014-2016, launching in-car video solutions for law enforcement. From 2016-2019 she served as the Director of Consumer Products at Axon, where she built an independent business unit on its own P&L with dedicated sales, customer service, marketing, product development, manufacturing, and quality functions. That Consumer business unit doubled both revenue and profit in three years. Annie joined Atlis as Chief of Staff in 2019 and has served as the company’s President since April 2020, where she has run marketing, sales, finance, people operations, and legal functions.

Apoorv Dwivedi, Chief Financial Officer – Apoorv has served as our Chief Financial Officer since 2022 and he leads our finance function and ensures that Atlis continues to optimize capital and resources as we grow. He brings extensive finance and corporate strategy experience from Fortune 100 companies across multiple industries that include automotive, technology, financial services, retail, and industrial. Prior to Atlis, from 2019 to 2022, Apoorv was the Director of Finance for Cox Automotive where he successfully ran the Manheim Logistics business. From 2018 to 2019, Apoorv was Director of Presales within the finance solutions group at Workiva. From 2010 to 2017, he held corporate finance roles at the General Electric Company across both the GE Capital and GE Industrial businesses. Apoorv began his career at ABN-AMRO, N.A. and was instrumental in building one of the first data analytics teams at Sears Holdings Company. Apoorv earned his Bachelors in Finance from Loyola University – Chicago and his MBA from Yale School of Management.

Benoit Le Bourgeois, Vice President of User Experience – Ben has over 20 years of experience in automotive infotainment, connectivity, and user experience development. Since joining Atlis in 2020, Ben has run all hardware, software, and user experience engineering efforts. Prior to Atlis, Ben was Head of Connectivity at Byton from 2016-2020.

Kate Sieker, Vice President of People – Kate has served as our Vice President of People since 2021. Kate is passionate about people, building companies & communities, and inspiring others to harness their unique strengths and potential, both in and out of the office. Prior to joining Atlis, Kate was the Founder and Chief People Officer of CoVibe from 2018-2021. She has been working with startups since 2005 and has served as the Head of Talent and People for companies based in Silicon Valley, Boston, Austin, Denver, New York and Phoenix. She has earned a Bachelors in Psychology from Rogers Williams University and a Masters from Northeastern University in Corporate and Organizational Communication with a dual focus on Human Resource Management. Additionally, Kate lends her time and talent to support the entrepreneurial community in Arizona. She runs the umbrella organization for Phoenix Startup Week, #yesPHX, ThrivePHX, StartupTogetherAZ and April is for Entrepreneurs in Arizona.

Britt Ide, Director - As a Board Director for Atlis since 2021, Britt brings a deep background and many connections to help Atlis grow. She is an experienced private and public board director (e.g., Nasdaq: NorthWestern Energy 2017-Present and CleanTech Acquisition Corp 2021-2022) with deep expertise in the clean energy and cleantech sectors. Britt has served as President and Chief Executive Officer of Ide Energy & Strategy since 2010. Her degrees include BS Mechanical Engineering, MS Environmental Engineering, and a Juris Doctor. She has extensive experience in corporate governance, ESG (environmental, social, and governance), M&A, and executive development. Britt was appointed by the US Secretary of the Department of Energy to serve as an Ambassador for the Clean Energy, Education, and Empowerment program. Britt’s significant familiarity with our industry and business and financial expertise make her an ideal candidate to serve on our board and serve as a member of our Audit Committee.

Caryn Nightengale, Director - Caryn Nightengale is seasoned executive with an extensive background in operations, fiscal management, corporate development, and investment banking and has served as a Board Director for Atlis since 2022. Also since 2022, Caryn has been working to launch a start-up whose focus is helping businesses advance their diversity, equity, inclusion, and belonging efforts. From 2019-2022 Caryn was the Chief Financial Officer of Wisk Aero LLC, manufacturer of a self-flying air taxi. Prior to joining Wisk, Caryn served as the Chief Financial Officer of Liquid Robotics from 2017-2019, a sustainability-focused robotics company. Previously, she was an internal strategic advisor to senior leadership of The Boeing Company, and she was an investment banking advisor at BMO Capital Markets. In both roles, Caryn leveraged her financial and strategic expertise to accelerate growth through M&A, joint venture, equity, venture capital and debt transactions. Caryn earned an MBA from the Tuck School of Business at Dartmouth College and a BS in Economics from The Wharton School, University of Pennsylvania with a major in finance and a minor in Japanese Studies. Caryn serves on the Penn Athletics Board of Advisors, the Penn Basketball Board of Directors, and is Vice Chairperson of the MBA Council at the Tuck School of Business at Dartmouth. Ms. Nightengale brings extensive business and financial expertise to our board. For this reason, we believe she is an ideal candidate to serve on our board and serve as our Audit Committee Chairman.

Controlled Company

Mr. Hanchett holds more than 50% of the voting power of the Company’s voting securities for the election of directors. As a result, the Company is, and expects to continue to be, a controlled company within the meaning of the Nasdaq rules, and, as a result, we qualify for exemptions from certain corporate governance requirements.

Under Nasdaq rules, a controlled company is exempt from certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•	the requirement that a listed company have a nominating and governance committee that is composed of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that a listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and governance committee and compensation committee.

Controlled companies must comply with the exchange’s other corporate governance standards. These include having and audit committee and the special meetings of independent or non-management directors.

Committees of the Board

Audit Committee

Our Audit Committee consists of Mses. Ide and Nightengale with Ms. Nightengale serving as chairperson resulting in two independent directors as members of the audit committee. Our Board of Directors has determined that the chairperson of the audit committee can read and understand financial statements and will ensure that each member seated in the future will be able to, read and understand fundamental financial statements and qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq. As a controlled company, we remain subject to rules of Sarbanes-Oxley and Nasdaq that require us to have an audit committee composed entirely of independent directors, subject to certain “phase-in” provisions for newly public companies, which we plan to utilize. Under these rules, we must have at least one independent director on our audit committee by the date our Class A common stock is listed on Nasdaq, at least two independent directors on our audit committee within 90 days of the listing date, and at least three independent directors on our audit committee within one year of the listing date.

Our audit committee will assist our Board of Directors with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of the independent registered public accounting firm; the design and implementation of our risk assessment and risk management. Among other things, our audit committee will be responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The audit committee also will discuss with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, will initiate inquiries into certain aspects of our financial affairs. Our audit committee will be responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee will have direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. Our audit committee will have sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with the independent auditor. Our audit committee will review and oversee all related person transactions in accordance with our policies and procedures.

Our written audit committee charter can be found on the Company website.

Compensation Committee

Because we are a “controlled company”, we will not be required to, and do not intend to have a fully independent compensation committee. If and when we are no longer a “controlled company” within the meaning of Nasdaq’s corporate governance standards, we will be required to establish a compensation committee. This committee would assist our Board of Directors with its oversight of the forms and amount of compensation for our executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of our equity and non-equity incentive plans for employees and other service providers and certain other matters related to our compensation programs. Our compensation committee, among other responsibilities, will evaluate the performance of our Chief Executive Officer and, in consultation with him, will evaluate the performance of our other executive officers (including officers reporting under Section 16 of the Exchange Act).

Upon formation of a compensation committee, we would expect to adopt a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the applicable Nasdaq or market corporate governance standards.

Nominating and Corporate Governance Committee

Because we are a "controlled company", we will not be required to, and do not currently expect to, have a nominating and corporate governance committee. If and when we are no longer a "controlled company" within the meaning of Nasdaq’s corporate governance standards, we will be required to establish a nominating and corporate governance committee. We anticipate that such a nominating and corporate governance committee would consist of three directors who will be "independent" under the rules of the SEC. This committee would identify, evaluate and recommend qualified nominees to serve on our board of directors, develop and oversee our internal corporate governance processes and maintain a management succession plan.

Upon formation of a nominating and corporate governance committee, we would expect to adopt a nominating and corporate governance committee charter defining the committee's primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards .

Code of Ethics

Our Board has adopted a Code of Business Ethics and Conduct applicable to the Company’s directors, officers and employees, and a separate Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Controller, as applicable, in accordance with applicable securities laws and the corporate governance rules of Nasdaq. Copies of our Code of Business Ethics and Conduct and Code of Ethics for Senior Financial Officers are available on our Company website at https://nxu.inc/investors/governance.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of such filings, we believe all required forms have been filed on a timely basis by our officers, directors and greater than ten percent beneficial owners, with the exception of the Form 3 filed by our executive officers on November 8, 2022 which were due on September 29, 2022.

Item 11         Executive Compensation

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers whom we refer to as our “Named Executive Officers” or “NEOs”.

Introduction

For the year ended December 31, 2022, the Company’s Named Executive Officers were:

●	Mark Hanchett, Chief Executive Officer;

●	Annie Pratt, President; and

●	Apoorv Dwivedi, Chief Financial Officer.

The objective of the Company’s compensation program is to provide a total compensation package to each Named Executive Officer that will enable the Company to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our stockholders, encourage individual and collective contributions to the successful execution of our short and long-term business strategies, and reward our Named Executive Officers for favorable performance.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to the Company by our Named Executive Officers for the year ended December 31, 2022. Additional information on our Named Executive Officers’ annual compensation for the year ended December 31, 2022 is provided in the narrative sections following the Summary Compensation Table.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)

Mark Hanchett, Chief Executive Officer	2022	200,000	-	-	200,000
	2021	167,692	4,380,061	121,891,436	126,439,189
Annie Pratt, President	2022	200,000	-	-	200,000
	2021	167,692	4,986,133	41,420,328	46,574,153
Apoorv Dwivedi, Chief Financial Officer(4)	2022	200,000	770,000	1,651,190	2,621,190

(1)	The amounts reported in the “Salary” column for Mr. Hanchett and Ms. Pratt represent the portion of each NEO’s base salary paid in cash.

(2)	The amounts reported in the “Stock Awards” and “Option Awards” columns for 2022 represent the aggregate grant date fair value of restricted share units and stock options awarded pursuant to Mr. Dwivedi’s offer letter (described under the “Agreements with our Named Executive Officers”), plus the aggregate incremental fair value associated with the modifications thereto (described under “Equity Incentive Compensation”), calculated in accordance with FASB ASC Topic 718. As of December 31, 2022, the achievement of the performance vesting condition with respect to 180,000 of the performance-based options was not considered probable, and therefore no associated expenses were recognized and such performance-based options are not reflected in this column. Since the performance vesting condition with respect to 100,000 of the performance-based options became probable when the condition was obtained in September 2022, compensation expense was recognized for this tranche of options and such performance-based options are reflected in this column. Assuming achievement of all performance-based vesting conditions with respect to the performance-based options granted in 2022 to Mr. Dwivedi, the aggregate grant date fair value of such performance-based options would be $1,807,400. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of Mr. Dwivedi’s restricted share units and stock options, please see the summary of our significant accounting policies under the “Management Discussion and Analysis” section, filed herewith.

(3)	Because Mr. Dwivedi was not an NEO before 2021, only his 2022 compensation is reported in the table.

Narrative Disclosure to Summary Compensation Table

Agreements with our Named Executive Officers

All of our Named Executive Officers are employees-at-will and we have not entered into any employment, severance, change in control or similar agreements with any of them, nor are we otherwise currently responsible for any payment upon the termination of their employment. Ms. Pratt and Mr. Dwivedi have entered into the Company’s standard confidentiality agreement that generally applies to all salaried employees. Treatment of option awards upon the termination of a Named Executive Officer’s employment or a change in control is described in more detail below under the section titled “Potential Payments Upon Termination or Change in Control.”

In 2021, Mr. Hanchett and Ms. Pratt each received a letter that superseded any prior offer letter or compensation arrangement with the Company. The letters provided that each executive would receive 70% of their base salary in cash and 30% of their base salary as a stock award (“Salary Stock Award”), granted each bi-weekly payroll period (“Hybrid Base Salary”), plus an additional stock award equal to 15% of the Named Executive Officer’s base salary paid on the same schedule as the Salary Stock Award (“Additional Stock Award”). The Hybrid Base Salary and Additional Stock Award were paid from January 1, 2021 until July 11, 2021, after which point both Mr. Hanchett and Ms. Pratt's base salaries were paid in cash for the remainder of 2021. With respect to their Salary Stock Awards and Additional Stock Awards, both Mr. Hanchett and Ms. Pratt received 420.09 shares of Class A common stock for each bi-weekly pay period the Hybrid Base Salary was in effect.

On June 8, 2022, Mr. Dwivedi received an offer letter that superseded a prior offer letter dated as of November 24, 2021 (the “Amended Dwivedi Letter”). The superseding letter provides for: (i) Mr. Dwivedi’s employment as Chief Financial Officer beginning January 17, 2022 (the “Dwivedi Start Date”); (ii) an initial base salary of $200,000 per year; (iii) a restatement the Company’s promise to award 110,000 restricted share units and 490,000 stock options of Class A common stock, subject to the vesting conditions and certain modifications set forth below under the section titled “Equity Incentive Compensation”; and (iv) Mr. Dwivedi’s eligibility to participate in the standard benefits plans made available to the Company’s executive employees.

Base Salary

Each Named Executive Officer’s base salary is a fixed component of annual compensation for performing specific job duties and functions. The annual base salary rate for each of the Named Executive Officers was established at levels commensurate with historical compensation with any adjustments deemed necessary to attract and retain individuals with superior talent appropriate and relative to their expertise and experience. For 2022, our Named Executive Officers’ base salary rates were $200,000, $200,000 and $200,000 for Mr. Hanchett, Ms. Pratt and Mr. Dwivedi, respectively. For a description of the Hybrid Base Salary paid in 2021, see “Agreements with our Named Executive Officers.”

Annual Bonus

Annual cash incentive awards are used to motivate and reward our employees. We do not maintain a formal annual cash incentive award plan. Instead, such awards are determined on a discretionary basis and are generally based on individual and Company performance. We intend to adopt a formal bonus plan in which certain of our employees, including the Named Executive Officers, will be eligible to participate going forward but have not done so as of the date of this report. For 2022, no Named Executive Officer was determined to have earned a discretionary cash bonus.

Equity Incentive Compensation

Equity incentive compensation is used to promote performance-based pay that aligns the interests of our executive officers with the long-term interests of our equity-owners and to enhance executive retention. Historically, the Company has made stock awards to each of the Named Executive Officers on a fully vested basis or subject to monthly or annual ratable vesting.

In August 2021, the Board approved the Employee Stock Option Plan (the “Equity Compensation Plan”), which was shortly thereafter implemented by the Company. The Equity Compensation Plan authorizes a committee of the Board to issue grants of stock options to employees, non-employee directors and consultants as a component of overall compensation. On August 23, 2021, the Board determined it was in the best interests of the Company and its stockholders to modify employees prior stock awards. Under the Equity Compensation Plan, employees could elect to convert their stock awards into nonqualified stock options at a weighted average conversion ratio for every one stock award (for Mr. Hanchett – 1:1 option to share ratio for the first 10 million shares, 6.64 option to share ratio thereafter; and Ms. Pratt – 6.64 option to share ratio). A condition of the conversion was the relinquishment of all stock awards previously awarded through the August 24, 2021 conversion date. Mr. Pratt and Ms. Hanchett elected to convert their prior stock awards into options, including the Hybrid Stock Award, Additional Stock Award and certain stock award grants of Class A common stock made to Mr. Hanchett (869,537 shares) and Ms. Pratt (991,483 shares) in the first half of 2021 for services provided to the Company. The option awards were generally subject to time-vesting conditions, as set forth in the footnotes to the “Outstanding Equity Awards at 2022 Fiscal Year-End” table.

In addition, pursuant to certain Assignment of Stock agreements entered into by Mr. Hanchett and Ms. Pratt, the Company assigned 17,803,675 fully vested shares and 5,671,695 fully vested shares, respectively, of Class D common stock, and 12,300,000 restricted share units and 6,150,000 restricted share units, respectively, of Class D common stock, on August 27, 2021. The restricted share units are subject to the vesting conditions set forth in the footnotes to the “Outstanding Equity Awards at 2022 Fiscal Year-End” table. For a description of our Class D common stock, see Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2021, filed herewith.

With respect to Mr. Dwivedi’s equity incentive compensation, the Amended Dwivedi Letter provides for a promise to award 490,000 stock options to purchase shares of Class A common stock, subject to the following vesting schedule: (i) 210,000 options shall vest as follows, subject to Mr. Dwivedi’s continued service through each of the following vesting dates: (a) 20,000 vested options on the 6-month anniversary of the Dwivedi Start Date, (b) 30,000 vested options on the 12-month anniversary of the Dwivedi Start Date and (c) 40,000 vested options on each successive 6-month anniversary thereafter, ending on the 36-month anniversary of the Dwivedi Start Date and (ii) 280,000 options shall vest as follows, subject to the Company meeting the following milestones after the Dwivedi Start Date: (a) 40,000 vested options upon raising $150 million, (b) 40,000 vested options upon recognizing $50 million in revenue, (c) 100,000 vested options upon recognizing $500 million in revenue and (d) 100,000 vested options upon becoming a publicly-traded Company. In connection with entering into the Amended Dwivedi Letter, the Company modified Mr. Dwivedi’s stock option awards’ strike price from $12.74 to $7.00 to align with the Company’s then-current Code Section 409A third-party common stock valuation.

The Dwivedi Letter also provides for a promise to award 110,000 restricted share units of Class A common stock (the “Dwivedi RSUs”). The Dwivedi Letter provides that for the Dwivedi RSUs to vest, both of the following vesting conditions must be met: (i) the Company’s completion of a “liquidation event” (which was achieved when the Company became publicly traded in September 2022) and (ii) Mr. Dwivedi’s continued service through each of the following vesting dates: (a) 20,000 shares on the 6-month anniversary of the Dwivedi Start Date, (b) 30,000 shares on the 12-month anniversary of the Dwivedi Start Date, (c) 30,000 shares on the 24-month anniversary of the Dwivedi Start Date and (d) 30,000 shares on the 36-month anniversary of the Dwivedi Start Date. In connection with entering into the Amended Dwivedi Letter, the Company modified the Dwivedi RSUs to allow for vesting in connection with a “liquidation event.”

Other Compensation Elements

We offer participation in broad-based retirement, health and welfare plans to all of our employees. We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code whereby employees, including our Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. We currently do not provide matching contributions under the plan. In addition, we do not provide perquisites to our Named Executive Officers.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2022.

		Option Awards(1)					Stock Awards
Name		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested (#)(3)

Mark Hanchett		22,903,675	7,200,000	-	7.00	8/24/2031	7,200,000	0
Annie Pratt		8,221,695	4,600,000	-	7.00	8/24/2031	3,600,000	0
Apoorv Dwivedi	(4)	20,000	190,000	-	7.00	1/17/2032	-	-
	(5)	100,000	-	180,000	7.00	6/8/2032	90,000	292,500

(1)	All option awards reflected in this table for Mr. Hanchett and Ms. Pratt were granted under the Company’s Equity Compensation Plan on August 24, 2021. For Mr. Hanchett and Ms. Pratt, their option awards vest or vested as follows: (i) 17,803,676 options and 5,671,696 options, respectively, on August 24, 2021; (ii) 375,000 options and 187,500 options, respectively, vesting monthly on the first of the month from September 1, 2021 through December 1, 2021; and (iii) 300,000 options and 150,000 options, respectively, vesting monthly on the first of the month starting January 1, 2022 through December 1, 2024.

(2)	All outstanding restricted share units of Class D common stock were granted on August 27, 2021. Mr. Hanchett and Ms. Pratt’s restricted share units of Class D common stock vest or vested as follows: (i) 375,000 units and 187,500 units, respectively, vesting monthly on the first of the month from September 1, 2021 through December 1, 2021; and (ii) 300,000 units and 150,000 units, respectively, vesting monthly on the first of the month starting January 1, 2022 through December 1, 2024.

(3)	The amount listed for Mr. Hanchett and Ms. Pratt reflects the market value per share of our Class D common stock determined by our Board as of December 31, 2022, multiplied by the amount shown in the column for the number of shares underlying unvested awards. For a description of some of the factors the Board used in determining the market value of our Class D common stock, the summary of our significant accounting policies under the “Management Discussion and Analysis” section, filed herewith. The amount listed for Mr. Dwivedi reflects the market value per share the Company’s common stock on the NASDAQ Global Market of $3.25 per share on the last trading day of the year (December 30, 2022.

(4)	The options in this row have a grant date of January 17, 2022. Of the 190,000 stock options that remain unexercisable as of December 31, 2022, 30,000 stock options vest on January 17, 2023 and the remainder vest in installments of 40,000 every six months thereafter.

(5)	The equity awards in this row have a grant date of January 1, 2022. The options vested on the date the Company became publicly-traded in September 2022. Of the 180,000 stock options that remain unexercisable as of December 31, 2022, 40,000 stock options vest upon the Company raising $150 million, 40,000 stock options vest upon the Company recognizing $50 million in revenue and 100,000 stock options vest upon the Company recognizing $500 million in revenue. Of the 90,000 restricted share units that remain unvested, 30,000 shares vest on the 12-month anniversary of the Dwivedi Start Date, 30,000 shares vest on the 24-month anniversary of the Dwivedi Start Date and 30,000 shares vest on the 36-month anniversary of the Dwivedi Start Date.

Potential Payments Upon Termination or Change in Control

As described above under the section titled “Narrative Disclosure to Summary Compensation Table—Employment Agreements,” we have not entered into any employment, severance, change in control or similar agreements with any of our Named Executive Officers, nor are we otherwise currently responsible for any payment upon the termination of any of our Named Executive Officers for any reason.

A Named Executive Officer’s outstanding, unvested option awards will be forfeited and immediately terminate in the event of a Named Executive Officer’s termination of employment for any reason. A Named Executives Officer’s outstanding, unvested option awards will become 100% vested upon the consummation of a “change in control” (as defined under the Equity Compensation Plan). Options which are vested as of a Named Executive Officer’s cessation of service as an employee will generally remain exercisable through their expiration date, unless the Named Executive Officer’s cessation of service as an employee is due to death or disability, in which case the vested options only remain exercisable through the earlier of (i) the 12-month anniversary of the Named Executive Officer’s death or disability or (ii) the expiration date of the options.

DIRECTOR COMPENSATION

Director Compensation Table

The following table provides information concerning the compensation of the Company’s sole non-employee director who served on the Company’s Board during fiscal year ending December 31, 2022. Mark Hanchett and Annie Pratt also served as directors of the Company during fiscal year ending December 31, 2022, but did not receive any additional compensation with respect to such Board service.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Caryn Nightengale	20,000	232,560	252,560
Britt Ide	22,000	-	22,000
Mark Nelson	1,000	1,287,188	1,288,188

(1)	Ms. Ide joined the Company’s Board on February 19, 2021. Ms. Nightengale and Mr. Nelson joined the Company’s Board on July 1, 2022 and February 1, 2022, respectively. Mr. Nelson resigned from his Board service to pursue another opportunity on May 9, 2022.

(2)	The amounts reported in the “Option Awards” column represent the aggregate grant date fair value associated with the 2022 grant of 36,000 nonqualified stock options to Ms. Nightengale and the 2022 grant of 300,000 and 18,750 nonqualified stock options to Mr. Nelson, respectively, and have been calculated in accordance with FASB ASC Topic 718. Mr. Nelson forfeited his 300,000 stock option award in connection with his Board resignation, which had a grant date fair value of $1,188,000. Ms. Nightengale, Ms. Ide and Mr. Nelson held 36,000, 54,000 and 18,750 outstanding options, respectively, as of December 31, 2022.

Director Compensation Program

Prior to his resignation, the Company entered into a Non-Employee Director Agreement with Mr. Nelson, effective February 1, 2022 (the “Nelson Agreement”), which is substantially similar to the Ide Agreement and the Nightengale Agreement described below, and which terminated following his resignation. Mr. Nelson served just over three months with the Board, during which he attended one Board meeting and was paid $1,000. Under the terms of the Nelson Agreement and in connection with his resignation, Mr. Nelson forfeited his original incentive equity award of 300,000 nonqualified stock options, and received 18,750 fully vested nonqualified stock options, representing his receipt of 6,250 options for each full month of completed Board service. Mr. Nelson is not owed any additional compensation from the Company in connection with his Board service in 2022.

The Company initially entered into a Non-Employee Director Agreement with Ms. Ide, effective February 19, 2021, that was later superseded by a Non-Employee Director Agreement dated August 30, 2021 (the “Ide Agreement”), a Board of Directors Agreement, effective as of July 1, 2022, with Caryn Nightengale who joined the Company’s Board in 2022 (the “Nightengale Agreement”), and a Board of Directors Agreement, effective as of February 1, 2022, with Mark Nelson who joined the Company’s Board in 2022 (the “Nelson Agreement”).

The Ide Agreement and the Nightengale Agreement were each later superseded when the Company entered into a Board of Directors Agreement with Mses. Ide and Nightengale, respectively, effective as of September 27, 2022 (the “A&R Director Agreements”). The A&R Director Agreements will have an initial term lasting from the effective date until the earlier of the 12-month anniversary thereof or the date of the Company’s annual shareholder meeting, subject to each director’s election by the Company’s shareholders. If a director is re-elected, the agreement will continue to renew at each annual shareholder meeting, until the director is not re-elected, resigns, or is otherwise removed from the Board. The A&R Director Agreements also provide for the following material terms (the descriptions of which are qualified in their entirety by reference to the respective A&R Director Agreements): (i) cash fees in the amount of a $10,000 quarterly stipend, payable until the Company’s 2023 annual shareholders; (ii) a quarterly award of restricted share units having a grant date fair value of $40,000, for each quarter from the effective date until the Company’s 2023 annual shareholder meeting (“Quarterly RSUs”); (iii) a one-time special award of restricted share units having a grant date fair value of $25,000, in recognition of the director’s efforts related to the Company’s public listing (“Special RSUs”); (iv) an indemnification provision, which includes the obligation of the Company to maintain directors and officers insurance; and (v) a provision providing for attorneys’ fees if ever any proceeding commences between the parties relating to the terms of the agreement. The A&R Director Agreements also provide for certain confidentiality and non-disclosure covenants in favor of the Company and a mutual non-disparagement provision.

The amounts reflected in the above “Director Compensation Table” were made under the Ide Agreement and Nightengale Agreement, as well as the A&R Director Agreements, which in relevant part provided for cash fees of $1,000 per Board meeting attended by each director and the option award grants reflected above, each of which were fully vested on the date of grant.

In order for the Quarterly RSUs and Special RSUs described herein (the “RSU Awards”) to be granted, the director must provide continuous service through each of the following events: (i) successful completion of a reorganization transaction (the resulting entity, “Pubco”), (ii) approval of an equity incentive plan by the Pubco’s stockholders; and (iii) approval of the terms and conditions of the RSU Awards by the Pubco’s board of directors. Provided the terms of the awards are approved by the Pubco’s board of directors, generally, it is intended for the RSU Awards to be granted on the final trading day of the first week after the Pubco’s equity plan is approved, and shall be fully vested on such date.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of shares of our common stock as of April 10, 2023 by:

•	each person who is known by the Company to own beneficially more than 5% of the outstanding shares of any class of the Company’s common stock;
•	each of the Company’s current named executive officers and directors; and
•	all current executive officers and directors of the Company, as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date, including but not limited to the right to acquire through (i) the exercise of any option, warrant or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares that may be acquired by that person within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Each person named in the table has sole voting and investment power with respect to all of the common stock shown as beneficially owned by such person, except as otherwise indicated in the table or footnotes below.

The beneficial ownership of voting securities of the Company is based on 33,136,398 and 33,825,372 shares of Atlis Motor Vehicles’ Class A common stock and Class D common stock, respectively, issued and outstanding as of April 10, 2023.

Name of Beneficial Ownership(1)	Class A Shares		% of Class	Class D Shares		% of Class	Combined Voting Power(2)

Mark Hanchett	24,703,706	(3)	42.7%	24,703,676	(4)	73.0%	66.5%
Annie Pratt	9,121,696	(5)	21.6%	9,121,696	(6)	27.0%	24.6%
Apoorv Dwivedi	200,000	(7)	*	-		-	*
Britt Ide	54,030	(8)	*	-		-	*
Caryn Nightengale	36,000	(9)	*	-		-	*
Directors and executive officers as a group (8 individuals)	34,274,439	(10)	50.8%	33,825,372		100.0%	91.1%

* Represents beneficial ownership of less than 1%.

(1)	The business address of each of the individuals is c/o Atlis Motor Vehicles Inc., 1828 N Higley Rd., Suite 116 Mesa, Arizona 85205.

(2)	Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock voting together as a single class. Does not include shares underlying stock options that are currently exercisable or exercisable within 60 days of April 10, 2023. The holders of our Class D common stock are entitled to 10 votes per share and the holders of our Class A common stock are entitled to one vote per share.

(3)	Includes 24,703,676 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.

(4)	Includes 600,000 restricted stock units that vest within 60 days.

(5)	Represents 9,121,696 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.

(6)	Includes 300,000 restricted stock units that vest within 60 days.

(7)	Includes 150,000 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.

(8)	Includes 54,000 shares of Class A common stock underlying options that are currently exercisable.

(9)	Represents 36,000 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.

(10)	Includes 34,224,379 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.

Item 13         Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since the beginning of the fiscal year preceding our last fiscal year, there are no transactions, or any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above in the section titled “Executive Compensation.”

Indemnification Agreements

The Company has entered into indemnity agreements (the “Indemnity Agreements”) with each director and executive officer of the Company. Each Indemnity Agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Review, Approval or Ratification of Transactions with Related Parties

Our Board reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. The material facts as to the related party’s relationship or interest in the transaction are disclosed to our Board prior to their consideration of such transaction, and the transaction is not considered approved by our Board unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

Additionally, we adopted a written related party transactions policy that such transactions must be approved by our audit committee.

Independence of Directors

Under the listing rules of Nasdaq, the Company is not required to have a majority of independent directors serving on the Board, for so long as the Company is considered a controlled company within the meaning of the Nasdaq corporate governance standards. The Board has determined Mses. Ide and Nightengale are independent within the meaning of Nasdaq Marketplace Rule 5605(a)(2).

Item 14         Principal Accountant Fees and Services

The following table represents aggregate fees for services provided by Prager Metis CPAs LLP (El Segundo, California, PCAOB ID: 4054), independent registered public accountants, for the fiscal years ended December 31, 2022 and December 31, 2021.

	2022	2021
Audit Fees (1)	$278,600	$109,000
Audit-Related Fees (2)	$22,500	$-
Tax Fees (3)	$32,250	$16,000
All Other Fees (4)	$-	$-

(1)	Audit Fees were principally for services rendered for the audit of our financial statements, reviews of our interim financial statements, the review of our registration statements on Form S-1, the issuance of accountant consents and comfort letters, and services that are normally provided by Prager Metis CPAs LLP in connection with the financial statement audit.

(2)	Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.

Pre-Approval Policies and Procedures

Our audit committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our audit committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by our audit committee on an engagement-by-engagement basis.

The Audit Committee has determined that the rendering of services other than audit services by Prager Metis CPAs LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1)         Financial Statements:

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original Filing.

(2)         Financial Statement Schedules:

All other schedules were omitted from the Original Filing because they are not applicable, or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3)         Exhibits:

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Atlis Motor Vehicles Inc., dated November 9, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.2	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated December 29, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.3	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated October 1, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.4	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated January 22, 2020 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.5	Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated January 24, 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.6	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.7	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.8	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.9	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.10	Certificate of Validation of Certificate of Amendment of Certificate of Incorporation of Atlis Motor Vehicles Inc., dated April 14, 2022 (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022).

3.11	Amended and Restated Bylaws of Atlis Motor Vehicles Inc. (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 9, 2022)

4.1	Form of Senior Secured Original Issue 10% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).

4.4	Form of Series A and Series B Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).

4.5*	Description of Securities

10.1+	Board of Directors Agreement, dated November 11, 2022, between the Company and Britt Ide (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.2+	Board of Directors Agreement, dated November 11, 2022, between the Company and Caryn Nightengale (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.3+	2021 Compensation Letter of Mark Hanchett (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.4+	2021 Compensation Letter of Annie Pratt (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.5+	2022 Offer Letter of Apoorv Dwivedi (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on January 17, 2023).

10.6†	Amended Collaboration Agreement, dated July 28, 2022, between the Company and Australian Manufactured Vehicles (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

10.9	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.10	Form of Securities Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

10.12	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).

21.1	List of Subsidiaries of Atlis Motor Vehicles Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).

23.1*	Consent of Prager Metis CPAs LLP, independent registered public accounting firm for Atlis Motor Vehicles Inc.

24.1*	Power of Attorney (included on the signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.3***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)

31.4***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Previously filed with the Original Filing.

**Previously furnished with the Original Filing. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*** Filed herewith.

+ Management contract or compensatory plan or arrangement.

† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2023.

ATLIS MOTOR VEHICLES INC.

By:	/s/ Mark Hanchett
Mark Hanchett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Hanchett Mark Hanchett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 28, 2023

* Annie Pratt	President and Director	April 28, 2023

* Apoorv Dwivedi	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 28, 2023

* Britt Ide	Director	April 28, 2023

* Caryn Nightengale	Director	April 28, 2023

*By:	/s/ Mark Hanchett
Mark Hanchett
Attorney-in-Fact

