Form 10-Q
period 2023-03-31
Atlis Motor Vehicles Inc
filed 2023-05-12
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 36,409,395 and 32,475,370 shares of the Registrant’s Class A and Class D Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLIS MOTOR VEHICLES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$12,899	$2,701
Prepaid expenses and other assets	1,054	868
Inventory	678	98
Total current assets	14,631	3,667

Property and equipment, net	2,393	2,441
Intangible assets, net	10	10

Right-of-use assets	722	798
Security deposits	203	101
Vendor deposits	88	21

TOTAL ASSETS	$18,047	$7,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,383	$1,523
Accrued expenses	761	1,686
Payroll tax liabilities	71	10
Contract Liability	526	523
Current portion of finance lease liability	119	157
Current portion of lease liability	348	344
Total current liabilities	3,208	4,243

Lease liability, net of current portion	470	558
Convertible debt and warrant liability, at fair value	6,442	11,285

Total liabilities	10,120	16,086
Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Class C Stock, par value $0.0001; 15,000 shares authorized; no shares issued and outstanding at March 31, 2023; no shares issued and outstanding at December 31, 2022.	-	-
Class D Stock, par value $0.0001; 41,925,572 authorized; 32,475,370 issued and outstanding at March 31, 2023; 31,125,370 issued and outstanding at December 31, 2022.	3	3
Class A Common stock, par value $0.0001; 54,307,968 shares authorized; 32,856,398 issued and outstanding as of March 31, 2023; 9,763,838 issued and outstanding as of December 31, 2022.	3	1
Additional paid-in capital	238,846	209,564
Accumulated deficit	(230,925)	(218,616)

Total stockholders’ equity (deficit)	7,927	(9,048)

Total liabilities and stockholders’ equity	$18,047	$7,038

See accompanying notes to condensed consolidated financial statements (unaudited).

ATLIS MOTOR VEHICLES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$-	$-

Operating expenses:
Stock based compensation	5,963	13,955
Research and development	2,900	1,304
General and administrative	4,726	2,558
Advertising	34	1,856
Total operating expenses	13,623	19,673

Operating loss	(13,623)	(19,673)

Other income (expense):
Interest expense	(1)	-
Warrant expense	(983)	-
Other income	17	(13)
Gain on convertible debt and warrant liability	2,281
Total other income	1,314	(13)

Net Loss	$(12,309)	$(19,686)

Loss per share, basic	$(0.66)	$(2.85)

Weighted average number of common shares outstanding used in computing loss per share:	18,726,573	6,908,545

See accompanying notes to condensed consolidated financial statements (unaudited).

ATLIS MOTOR VEHICLES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2023
	Common Stock
	Class A			Class D
	Number of Shares	Amount		Number of Shares	Amount		Additional Paid- in Capital	Accumulated Equity (Deficit)	Total

Balance at December 31, 2022	9,763,838	$1	-	31,125,370	$3	-	$209,564	$(218,616)	$(9,048)
Common Stock issued for cash	8,297,059	1					4,920		4,921
Series D Stock Issued				1,350,000	-				-
Stock based compensation							5,963		5,963
Shares issued for services	85,934	-					72	-	72
Exercise of Series A Warrants	5,417,100	-					3,300		3,300
Exercise of Stock Options	77,973	-					546		546
Conversion of Long Term Debt	9,214,494	1					14,481		14,482
Net Loss			-			-		(12,309)	(12,309)
Balance at March 31, 2023	32,856,398	$3	-	32,475,370	$3	-	$238,846	$(230,925)	$7,927

Three Months Ended March 31, 2022
	Common Stock
	Class A		Class C		Class D
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Securities Receivable	Additional Paid- in Capital	Accumulated Equity (Deficit)	Total

Balance at December 31, 2021	6,854,576	$1	5,000	$-	25,725,370	$3	$-	$151,734	$(147,935)	$3,802
Common Stock issued for cash	307,493	-						3,413		3,413
Shares issued for services and rent guarantees			5,000	-			-	35	-	35
Series D Stock Issued					1,350,000	-				-
Securities Receivable		-					(1,361)	1,361		-
Stock based compensation								13,955		13,955
Options exercised to stock										-
Net Loss									(19,686)	(19,686)
Balance at March 31, 2022	7,162,069	$1	10,000	$-	27,075,370	$3	$(1,361)	$170,497	$(167,621)	$1,518

See accompanying notes to condensed consolidated financial statements unaudited.

ATLIS MOTOR VEHICLES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,309)	$(19,686)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	142	55
Employee stock based compensation	5,963	13,955
Non-employee stock compensation	72	35
Non-cash warrant expense	984
Net change in operating lease assets and liabilities	(6)	(4)
Gain on fair value of Convertible debt and Warrant liability	(2,281)	-

Changes in assets and liabilities:
Prepaid expenses and other current assets	(185)	(23)
Change in inventory	(580)
Accounts payable	(139)	167
Accrued expenses	(926)	312
Payroll tax liabilities	61	(51)
Contract liability	3	-
Security deposits	(102)	-
Vendor deposits	(67)	(13)

Net cash used in operating activities	(9,370)	(5,253)

Cash flows from investing activities:
Purchases of property and equipment	(94)	(174)
Payments on financing lease liability	(40)	-

Net cash used in investing activities	(134)	(174)

Cash flows from financing activities
Proceeds from public offering, net of offering costs	12,020	3,413
Proceeds from the issuance of convertible debt	9,000	-
Payments on Convertible Debt	(1,864)	-
Proceeds from exercised stock options	546	-

Net cash provided by financing activities	19,702	3,413

Net (decrease) increase in cash	10,198	(2,014)
Cash, beginning of period	2,701	3,146
Cash, end of period	$12,899	$1,132
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Supplemental disclosures of non-cash activity:
Debt converted to equity	$14,481	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

ATLIS MOTOR VEHICLES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Atlis Motor Vehicles Inc. (the “Company,” “AMV” or “Atlis”), a Delaware corporation based in Mesa, Arizona, was incorporated in 2016. Atlis is a US-based technology company manufacturing innovative battery cells and battery packs for use in advanced energy storage systems, megawatt charging stations, and mobility products. Atlis is a pre-revenue company with a goal to design, develop and produce a range of Electronic Vehicle (“EV”) solutions and suite services and products designed to accelerate the adoption of EVs in the commercial and industrial markets. The Company designs, engineers, and plans to build proprietary AMV battery cells and packs, Megawatt (MW) charging stations, energy storage solutions to support infrastructure and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC") on March 16, 2023 (“2022 Form 10-K") pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2022 Form 10-K.

Certain prior period balances have been reclassified to conform to current period presentation. These reclassifications had no impact on total operating expenses, net loss, total assets, total liabilities or shareholder deficit.

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

Going Concern

The accompanying condensed consolidated financial statements (unaudited) have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the three month period ended March 31, 2023, the Company incurred a net loss of $12.3 million and had net cash used in operating activities of $9.4 million. As of March 31, 2023, the Company had $12.9 million in cash and an accumulated deficit of $231 million.

The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, public offerings and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets.

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

3.	Inventory

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials and work in progress. The Company primarily calculates inventory value actual cost on the first-in, first-out (“FIFO”) basis. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of Inventory on the Condensed Consolidated Balance Sheets at March 31, 2023 (in thousands):

	March 31, 2023	December 31, 2022

Raw materials	$98	$98
Work in process	580	-
Total Inventory	$678	$98

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Leasehold improvements	$261	$261
Office equipment	164	114
Tools and plant equipment	2,398	2,354
Vehicles	70	70

Less—Accumulated depreciation	(500)	(358)
Property and equipment, net	$2,393	$2,441

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022, was $142 thousand and $55 thousand, respectively. Property and equipment include tools and plant equipment obtained under capital lease in the amount of $232 thousand. The equipment is being depreciated over 5 years. The capital lease was entered into on July 1, 2022, and is payable over 18 months at 7% interest with monthly installments of $14 thousand. The company had an outstanding balance of $119 thousand on the capital lease at March 31, 2023.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

At December 31, 2022, the Company had net operating loss carryforwards of approximately $16.5 million which will carryforward through 2037. The Company’s fiscal year 2022 and current year net operating loss will carry forward indefinitely.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law which significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss ("NOL") carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The Company generated an income tax benefit of $3 million for the three months ended March 31, 2023, resulting in a cumulative income tax benefit of $53 million. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2023 and 2022 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

6.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares Class D common stock as these shares do not participate in the earnings of the Company. For the three months ended March 31, 2023, and 2022, respectively, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact. The Company’s basic net loss and diluted net loss per share was $0.66 and $2.85 for the three months ended March 31, 2023 and 2022, respectively.

7.	Commitments and Contingencies

 Registration Rights

The holders of the convertible notes that were issued have registration rights that required the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement, as amended, that was signed in conjunction with the convertible notes.

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

8.	Vendor Deposits

At March 31, 2023, the Company had total Vendor deposits of $88 thousand related to deposits on equipment. Deposits on the purchase of new equipment was $68 thousand in the first quarter of 2023.

9.	Stock Based Compensation and Common Stock

A summary of the Company’s outstanding stock options and restricted stock units (“RSU”) as of March 31, 2023, and changes during the year is presented below:

	Options			RSUs
	Shares	Weighted average exercise price	Weighted average contractual term (in years)	Shares	Weighted average grant date fair value
Outstanding, December 31, 2022	45,575,047	$7.00	7	90,000	$7.00
Granted	5,000		7
Exercised	(77,973)	7.00
Forfeited	(25,036)	7.00
Shares issued	-
Expired	-	-
Outstanding, March 31, 2023	45,477,038	$7.00	7	90,000	7.00
Exercisable, March 31, 2023	35,150,269	$7.00	7	-	-

 Common Stock

The total number of shares of common stock the Company has authority to issue is 96,248,541 at $0.0001 par value per share.

Schedule of common stock by class:

	March 31, 2023	December 31, 2022

Class A	32,856,398	9,763,838
Class C	-	-
Class D	32,475,370	31,125,370
Total Shares Outstanding	65,331,768	40,889,208

10.	Convertible Debt and Warrant Liability

On November 3, 2022, the Company issued the first tranche of the 10% Original Issue Discount Convertible Notes (“Convertible Notes”) in the aggregate principal amount of $10.0 million and warrants (“Common Stock Warrants”) to purchase up to an aggregate of 231,312 shares of Class A common stock for gross proceeds of $9.0 Million (the “First Tranche”) to various investors (the “Investors”) pursuant to a securities purchase agreement dated November 3, 2022 (the “Purchase Agreement”). These Convertible Notes have a maturity date of 24 months from the issuance date. The Convertible Notes earn interest at a rate of 10% per annum which will only accrue upon an event of default. The Convertible Notes are convertible solely into Class A common stock of the Company at a conversion price of (a) $15 per share or (b) 92.5% of the average of the three lowest daily VWAP of the Common Stock during the ten trading day period, whichever is lower.  These Convertible Notes are secured by a first priority security interest in all of the assets of the Company.

On January 5, 2023, the Company entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company and each Investor agreed, among other things, to amend the terms and conditions of the second tranche of funding (“Second Tranche”) and terminate the third tranche of funding contemplated under the Purchase Agreement.

In connection with the Purchase Agreement Amendment, the Company also issued a Warrant to each Investor purchase up to an aggregate of 268,980 shares of the Company’s Class A common stock.

Concurrently with the Purchase Agreement Amendment, the Company also entered into an amendment (the “Registration Rights Agreement Amendment”) to the Registration Rights Agreement, dated as of November 3, 2022, with each Investor, pursuant to which the Company agreed to file a registration statement (a “Registration Statement”) with the SEC registering the resale of the shares of the Company’s Class A common stock issuable under the First Tranche within 20 days after the closing of the First Tranche and registering the resale of the shares of the Company’s Class A common stock issuable under the Second Tranche within two trading days after the closing of the Second Tranche, as applicable, and to cause any such Registration Statement to become effective within 60 days after filing.

On January 27, 2023, the Investors exercised their rights to purchase the allowable amounts under the Purchase Agreement Amendment and the Company issued $10.0 million of Convertible Notes and 942,034 Common Stock Warrants in the Second Tranche. The Company received net proceeds of $9 million in the transaction.

The Company elected the fair value option to account for the Convertible Notes. As such, the Company recorded the Convertible Notes at fair value and will subsequently measure them to fair value at each reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. Activity as a result in changes in fair value of the Company’s convertible Notes during the three month period ended March 31, 2023 were as follows (in thousands):

Three Months Ended March 31, 2023

Balance at December 31, 2022	$10,911
Convertible Debt issued during the period	7,330
Conversions/payoffs	(16,346)
Unrealized Loss	2,159
Convertible Debt Liability at March 31, 2023	$4,054

As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

The following table provides the fair value and contractual principal balance outstanding of the Convertible debt accounted for under the fair value option as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Convertible Notes fair value	$4,054	$10,911
Convertible Notes, contractual principal outstanding	3,654	10,000
Fair value less unpaid principal balance	$400	$911

All Convertible Notes and Common Stock Warrants, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

Warrant Liability

In connection with the issuance of the Convertible Notes, the investors received a number of Common Stock Warrants equal to 30% of the face value of the Convertible Notes divided by the VWAP prior to the applicable closing date. The Warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $15 per share or (b) 92.5% of the average of the three lowest daily VWAP of the Common Stock during the ten trading day period, whichever is lower.  There were 231,312 Common Stock Warrants issued upon closing of the First Tranche of the Convertible Note, 537,960 Common Stock Warrants issued upon signing the Purchase Agreement Amendment and 942,034 Common Stock Warrants issued upon closing of the Second Tranche, all of which have a five-year exercise period from the issuance date.

On February 21, 2023, the Company, consummated the offering of an aggregate of 8,334,000 Units at an effective public offering price of $1.56 per Unit, resulting in aggregate gross proceeds of approximately $13 million. Each unit consists of (i) one share of Class A common stock (or one prefunded warrant to purchase one share of Class A common stock in lieu thereof), (ii) 0.65 Series A Warrants to purchase 0.65 shares of Class A common stock and (iii) 0.75 Series B Warrants to purchase 0.75 shares of Class A common stock, each such Warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $1.56. The Series A Warrants were exercised following issuance. The Series B Warrants will not be exercisable until after the date the Company effects a corporate reorganization of the Company or until after the date stockholder approval is obtained to have a sufficient number of shares of Class A common stock authorized to permit the exercise in full of the Series B Warrants, and will then expire five (5) years after the date of such corporate reorganization or stockholder approval, as applicable.

There were 5,417,100 shares of common stock issued associated with the Series A Warrants and 6,250,500 shares of common stock issued associated with the Series B Warrants upon the closing of the Offering. The Series B Warrants are recorded as a liability at fair value. Changes to the fair value of the B common stock warrants are recognized in the income statement. There were 6,250,500 Series B Warrants outstanding as of March 31, 2023. All of the Series A Warrants were exercised following issuance.

The Company recorded the all of the Warrants at fair value and subsequently remeasured unexercised Warrants to fair value at the reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. The Company recognized a gain in the consolidated statements of operations in relation to these instruments for the three months ended March 31, 2023 as follows (in thousands).

March 31, 2023

Balance at December 31, 2022	$374
Warrants issued during the period	9,754
Series A warrants exercised during the period	(3,300)
Unrealized gain	(4,440)
Warrant Liability at March 31, 2023	$2,388

11.	Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands).

Description:	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant liability	3	$2,388	$374
Convertible Notes	3	4,054	10,911
Convertible debt and warrant liability, at fair value		$6,442	$11,285

 Warrant Liability

 The Common Stock Warrants and Series B Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statements of operations each period. Changes in fair value of the liability resulting from the cumulative changes in instrument- specific credit risk will be presented in accumulated other comprehensive income.

The Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following tables provide quantitative information regarding Level 3 fair value measurements for Common Stock Warrants and Series B Warrants as of March 31, 2023 and December 31, 2022.

Common Stock Warrants

	March 31, 2023	December 31, 2022
Exercise price	$15.00	$15.00
Share price	$0.58	$3.25
Volatility	95%	85%
Expected life	4.76	4.84
Risk-free rate	3.62%	4.01%
Dividend yield	-	-

Series B Warrants

March 31, 2023
Exercise price	$1.56
Share price	$0.58
Volatility	95%
Expected life	4.89
Risk-free rate	3.61%
Dividend yield	-

Convertible Notes

The Company accounts for its Convertible Notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Notes. Using the fair value option, the Convertible Notes, in their entirety, are required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible notes in the statements of operations. The fair value of the conversion feature of the Convertible Notes were valued utilizing the Monte Carlo simulation model.

The estimated fair value of the Convertible Notes was based on the following significant inputs:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.20%	4.46%
Time to expiration (in years)	1.76	1.84
Expected volatility	95%	85%
Dividend yield	-	-
Stock price	$0.58	$3.25
Face value	$3,654,342	$10,000,000
Fixed conversion rate	$15.00	$15.00
Roll-forward discount rate	23.19%	5.11%

12.	Subsequent Events

Nasdaq Bid Price Deficiency Letter

On April 11, 2023, the Company received a notice from Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Global Market. On April 11, 2023, the Company also determined that receipt of the notice from Nasdaq constituted an event of default under its Convertible Notes. As a result, unless waived by the holders, the Convertible Notes began accruing default interest at a rate of 10% per annum and the Company is obligated to pay to the holders $3.3 million, which amount represents 100% of the sum of (x) the outstanding principal of the Convertible Notes as of April 11, 2023 and (y) accrued and unpaid interest thereon. The holders have the option to instead convert the amount due and payable under the event of default, including at an alternative conversion price as described in the Convertible Notes.

Pending Holding Company Reorganization Merger

On April 17, 2023, the Company filed a registration statement on Form S-4 indicating that the board of directors unanimously approved an agreement and plan of merger dated April 16, 2023 among the Company, Nxu, Inc. a Delaware corporation (“Nxu”), and Atlis Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Nxu, pursuant to which Atlis will merge with Atlis Merger Sub. Inc. with the Atlis surviving as a wholly-owned subsidiary of Nxu Upon completion of the merger, Nxu will replace Atlis as the publicly listed corporation and will conduct all the operations currently conducted by Atlis. On May 9, 2023, the merger was approved by the Company’s shareholders.

Nasdaq Notice of Capital Market Listing Approval

As previously disclosed in the Company’s 2022 Form 10-K, on March 13, 2023, the Company received a notice from Nasdaq stating that, based on Nasdaq’s review of the Company’s Market Value of Listed Securities (“MVLS”) for the last 38 consecutive business days, the Company no longer meets the minimum MVLS requirement of $50 million for continued listing of the Company’s Class A common stock on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(A). The Company also disclosed that the Company may be eligible to transfer to The Nasdaq Capital Market before the expiry of the 180-day period. To qualify, the Company would be required to meet the continued listing requirements for The Nasdaq Capital Market.

On May 11, 2023, the Company received notice from the Nasdaq that it had been approved for listing on the Nasdaq Capital Market. The transfer will be effective at the opening of trading on or about May 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023, as amended (the “2022 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2022 Form 10-K.

Our investor relations website is located at www.atlismotorvehicles.com/investors. At or through the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 10-K, other reports and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC. Additionally, the Company uses its website, www.atlismotorvehicles.com, and social media channels including Instagram, YouTube, Facebook, LinkedIn, and Twitter (@AtlisMV) to disclose information about the company and its products to customers, investors, and the public. It's important to note that this information is not incorporated by reference in any reports or documents filed with the SEC, and website URLs are intended to be inactive textual references only. The information posted on these channels may be considered material, so investors should monitor them in addition to press releases, SEC filings, and public conference calls and webcasts. By enrolling your email address to any of our newsletters, you may receive automatic alerts and other information about Atlis.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Atlis” and “Company” refer to Atlis Motor Vehicles Inc. and its consolidated subsidiaries.

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis of Presentation, of the Notes to condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Form 10-Q.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. There have been no changes to our critical accounting policies since we filed our 2022 Form 10-K.

Critical Accounting Policies

Stock Based Compensation

As disclosed in Note 9 of the notes to condensed consolidated financial statements (unaudited) included elsewhere in this Form 10-Q, the Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

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

Convertible Debt and Warrants

As disclosed in Note 10 of the notes to condensed consolidated financial statements (unaudited) included elsewhere in this Form 10-Q, the Company elected the fair value options for its convertible debt and warrant liability in accordance with ASC 815 and 820. As a result, the Company’s convertible debt instrument and warrant liabilities require the use of the Monte Carlo valuation model to determine fair value. Calculating the fair value of convertible debt and warrants utilizing this model requires the input of certain subjective assumptions, including the expected share price at conversion/exercise, equity volatility, dividend yield, expected life and risk free rate. Other reasonable assumptions related to the inputs used in the calculation could have a material impact on the fair market value of our convertible debt and warrants and therefore, our operational results.

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

Company Overview

Atlis Motor Vehicles, Inc is a US-based technology company manufacturing innovative battery cells and battery packs for use in advanced energy storage systems, megawatt charging stations, and mobility products. Atlis designs, engineers, and plans to build proprietary AMV battery cells and packs, 1 megawatt (MW) plus charging stations, energy storage solutions to support infrastructure and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

The Company was incorporated as Atlis Motor Vehicles, Inc. in the State of Delaware on November 9, 2016, and maintains its headquarters in Mesa, Arizona. As discussed in Note 12 of the notes to consolidated financial statements elsewhere in this Form 10-Q, on April 17, 2023, the Company filed a registration statement on Form S-4 indicating that the board of directors unanimously approved an agreement and plan of merger dated April 16, 2023 among the Company, Nxu, Inc. a Delaware corporation (“Nxu”), and Atlis Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Nxu pursuant to which Atlis will merge with Atlis Merger Sub. Inc. with the Atlis surviving as a wholly-owned subsidiary of Nxu Upon completion of the merger, Nxu will replace Atlis as the publicly listed corporation and will conduct all the operations currently conducted by Atlis. On May 9, 2023, the merger was approved by the Company’s shareholders,

Atlis is a pre-revenue development stage company with a goal to design, develop and produce a range of EV solutions and suite services and products designed to accelerate the adoption of EVs in the Work industry. We have incurred losses from operations and have had negative cash flows from operating activities since our inception. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given expenses related to the completion of its ongoing research and development activities.

During the three months ended March 31, 2023, the Company achieved important milestones and we believe we have built the foundation on which we plan to grow our company.

We plan to continue executing our goals for 2023. We believe that our continued development and execution will lead to revenue generation in the current fiscal year.

Company and Industry Outlook

We are focused on capturing the commercial and industrial markets which represent a portion of the electric vehicle opportunity that we believe is not fully serviced by current EV companies. Individuals and companies that make up this segment require work vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. The broader needs of our target customers are presented below. The Company plans to address these needs by developing products that include our proprietary AMV battery cell and pack technology, charging infrastructure, energy storage solutions, a modular and scalable electric powered platform and an electric pickup truck.

We plan to take a strategic approach to scale. Our crawl-walk-run approach will allow us to focus our efforts on execution milestones which are tied to revenue generation and growth. In the crawl phase, we plan to bring the AMV Battery cells and pack to market in conjunction with deployment of charging technology to drive early revenue. Our walk phase includes scaling battery manufacturing by use of machinery that allows us to bring raw material processing in-house, deploying our megawatt charging stations and growing our grow energy storage solutions business. Our run phase is intended to drive the launch of the XP platform and the XT truck.

Our near-term strategy is to focus on execution. We are continuing to produce AMV battery cells in our facility in Mesa, Arizona in a pilot capacity. We plan to ramp up our battery cell and pack manufacturing while investing in facilities and equipment to automate processes and increase quality of manufacturing output.

As mentioned above, we are currently a pre-revenue company. During the fiscal year ended December 31, 2022, we received deposits for production of battery packs and hardware for planned delivery in the second half of 2023. We expect to incur a loss on this project and on all of our early customer deliveries. Additionally, until we obtain sufficient capital to efficiently scale our production capabilities and increase production volume, we expect to incur losses on each product we sell.

We will continue to seek additional capital to fund our production goals. We pursued a public listing via registration of our Regulation A Class A shares with the SEC and listing on Nasdaq on September 27, 2022. The registration of Regulation A Class A shares allowed for already issued shares to be traded on the open market. Although this direct offering and listing on Nasdaq did not result in any capital infusion into the Company, it allows Atlis access to capital markets as a vehicle for fund raising. In November 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors for up to $30 million in convertible debt and warrants in three separate tranches. The Company received net proceeds of $9 million upon signing of the Securities Purchase Agreement related to the first tranche. In January 2023, the Company entered into an amendment to the Securities Purchase Agreement, pursuant to which the terms of the second tranche were amended and the third tranche of funding was cancelled. The Company received an additional $9 million in January 2023 related to the second tranche of funding. Additionally, on February 21, 2023, the Company consummated a public offering for an aggregate of 8.3 million units at an offering price of 1.56 per Unit resulting in gross proceeds of approximately $13 million. Each unit consists of (i) one share of Class A common stock, (ii) 0.65 Series A warrants to purchase 0.65 shares of Class A common stock and (iii) 0.75 Series B warrants to purchase 0.75 shares of Class A common stock, each such Warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $1.56. See the notes to consolidated financial statements contained elsewhere in this Form 10-Q for more information. The Company intends to continue obtaining additional capital through the public markets and other means. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

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

During the period, inflation was at historic highs. Cost inflation has been a significant challenge across all aspects of our business, and we anticipate it to persist. Our ability to attract skilled engineering talent and to eventually generate revenue and ultimately positive cash flow can be adversely impacted by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on our ability to obtain adequate terms for equipment and material financing. There can be no assurance that inflation will not affect our future results or our speed to market.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2023 and March 31, 2022 (certain amounts may not calculate due to rounding):

	2023	% of Total Expenses		2022		% of Total Expenses		Change
	(Dollar amounts in thousands)
Revenue	$-	-%		$		-%		$

Operating expenses:
Stock based compensation	5,963	44			13,955	71			(7,992)
General and administrative	4,726	35			2,558	13			2,168
Advertising	34	-			1,856	9			(1,822)
Research and development	2,900	21			1,304	7			1,596
Total operating expenses	13,623	100			19,673	100			(6,050)

Operating loss	(13,623)				(19,673)				(6,050)

Other income (expense):
Other income (expense)	1,314				(13)				1,327
Total other income (expense)	1,314				(13)				1,327

Net loss	$(12,309)		%		$(19,686)		%		$7,377

Stock based compensation.  Stock based compensation decreased $8.0 million from $14.0 million during the first quarter of 2022 to $6.0 million in the first quarter of 2023 as a result of the vesting of stock options for employees and executives including $5.1 million of expense in the period ended March 31, 2023 and $12.5 million in the three months of the prior year period related to stock options for the Company’s President and its Chief Executive Officer. See Note 9 to the notes to condensed consolidated financial statements (unaudited) elsewhere in this Form 10-Q. Non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

 Research and development. Research and development increased $1.6 million from 2022 compared to the current period as the Company continued to ramp up battery and platform development during the period ended March 31, 2023. We expect to continue to invest heavily in research and development as we work toward bringing our products to market.

 General and administrative. General and administrative expenses increased $2.1 million to $4.7 million in the period ended March 31, 2023 from $2.5 million in the prior year quarter. This increase was primarily from $1.5 million in increased legal and professional fees as a result of the Company’s convertible debt and equity offerings during the quarter ended March 31, 2023 as well as an additional $0.3 million in employee compensation as we continue to ramp up our operations in support of bringing our products to market.

 Advertising. Advertising decreased by $1.8 million from $1.9 million in the first three months of 2022 to $34 thousand in the same period in 2023. The prior year period included several campaigns associated with the Company’s crowd funding activities.

 Other income/(expense). Other income (expense) increased by $1.3 million from the first quarter in 2022 to the first quarter in 2023 as a result of warrant expense related to the true up warrants issued on January 5, 2023 and changes in the fair value of the Company’s convertible debt and warrant liabilities during the current fiscal quarter. See Note 10 to the condensed consolidated financial statements (unaudited) elsewhere in this Form 10-Q.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(9,370)	$(5,252)
Net cash used in investing activities	(134)	(174)
Net cash provided by financing activities	19,702	3,413

As disclosed in Note 1 of the Notes to the audited condensed consolidated financial statements included elsewhere in this Form 10-Q, the accompanying audited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the three months ended March 31, 2023, the Company incurred a net loss of approximately $12.3 million and had net cash used in operating activities of $9.4 million. On March 31, 2023, the Company had $12.9 million in cash and an accumulated deficit of approximately $231 million.

During the quarter ended March 31, 2023, the Company raised capital through convertible debt and public offerings. The Company raised $21 million through these avenues. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. We believe that the Company currently has sufficient cash resources to fund its plan of operations for up to the next two quarters. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, public offerings and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets.

Net cash used in operating activities.  Net cash used in operating activities during the three months ended March 31, 2023, was $9.4 million. The use of cash resulted primarily from a net loss of $12.3 million, offset by employee and non-employee stock based compensation expense of $6.0 million, net changes in working capital and changes in the fair value of convertible debt.

Net cash used in operating activities during the three months ended March 31, 2022, of $5.3 million resulted primarily from a net loss of $19.6 million, offset by employee and non-employee stock compensation of $14 million, and net changes in working capital.

Net cash used in investing activities.  Net cash used in investing activities for the three months ended March 31, 2023, and 2022, was $0.1 million. Cash used in investing activities was related to purchases of property and equipment during each period.

Net cash provided by financing activities.  Net cash provided by financing activities of $19.7 million during the three months ended March 31, 2023, primarily consisted of proceeds from stock and convertible debt issuance offset by payments on convertible debt.

Net cash provided by financing activities of $3.4 million for the three months ended March 31, 2022, consisted of proceeds from stock issuance of $3.4 million.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

We have contractual lease obligations for our facility with an initial five-year lease term. The agreement includes one or more options to renew with renewal terms that can extend the lease term by five years or more. In addition, we also have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 10 to the notes to condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of March 31, 2023, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, Commitments and Contingencies, of the notes to condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors,” in the 2022 Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in  the section entitled “Risk Factors” in our 2022 Form 10-K other than as set forth below:

Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Class A common stock is delisted, it could negatively impact the Company.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 11, 2023, we received a notice from Nasdaq stating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Bid Price Requirement”).

The notice has no immediate effect on the listing of the Company’s Class A common stock on Nasdaq and the Company has 180 calendar days from the date of the notice in which to regain compliance with the Bid Price Requirement. As a result, the date by which we have to regain compliance with the Bid Price Requirement is October 8, 2023. If at any time prior to October 8, 2023, the bid price of our Class A common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide us with a written confirmation of compliance and the matter will be closed.

Alternatively, if we fail to regain compliance with the Bid Price Requirement prior to the expiration of the initial period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq (except for the Bid Price Requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we do not regain compliance with the Bid Price Requirement prior to the expiration of the initial period, and if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, Nasdaq will provide us with written notification that our securities are subject to delisting from Nasdaq. At that time, we may appeal the delisting determination to a hearings panel.

If the Company’s Class A common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Class A common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s Class A common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2023, the Company issued 85,934 shares of Class A common stock to a third-party vendor with a per share price of $0.84 for a total of $72,185 in exchange for services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

4.2	Form of Series A and Series B Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

10.1	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.2	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlis Motor Vehicles Inc.

Date: May 12, 2023	By:	/s/ Apoorv Dwivedi
Apoorv Dwivedi
Chief Financial Officer
(Principal Financial Officer)