Form 10-Q
period 2023-06-30
Nxu, Inc.
filed 2023-08-14
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-41509

Nxu, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-2819012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1828 N. Higley Rd. Ste 116

Mesa, AZ 85205

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (760) 515-1133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NXU	NASDAQ

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

 As of August 11, 2023, there were 41,315,308 and 34,725,370 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash	$3,055	$2,701
Prepaid expenses and other current assets	1,208	868
Inventory	930	98
Total current assets	5,193	3,667

Property and equipment, net	2,072	2,441
Intangible assets, net	9	10
Right-of-use assets	645	798
Security deposits	488	101
Vendor deposits	529	21
Total assets	$8,936	$7,038

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,671	$1,523
Accrued expenses	818	1,686
Payroll tax liabilities	71	10
Contract liability	526	523
Note payable	80	157
Variable share settled restricted stock units	176	—
Current portion of operating lease liability	355	344
Total current liabilities	3,697	4,243

Lease liability, net of current portion	378	558
Convertible debt and warrant liability, at fair value	4,318	11,285
Total liabilities	8,393	16,086
Commitments and contingencies (Note 10)

Stockholders' (deficit) equity:

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 38,174,853 issued and outstanding as of June 30, 2023; 9,763,838 issued and outstanding as of December 31, 2022	4	1
Class B Stock, par value $0.0001; 1,000,000,000 authorized; 33,825,370 issued and outstanding at June 30, 2023; 0 issued and outstanding at December 31, 2022	3	3
Additional paid-in capital	246,173	209,564
Accumulated deficit	(245,637)	(218,616)
Total stockholders' equity (deficit)	543	(9,048)
Total liabilities and stockholders' (deficit) equity	$8,936	$7,038

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating expenses:
Stock based compensation	5,654	10,252	11,617	24,207
Research and development	4,732	2,761	8,449	4,230
General and administrative	4,089	2,857	7,998	5,250
Advertising	146	1,782	180	3,638

Total operating expenses	14,621	17,652	28,244	37,325

Operating loss	(14,621)	(17,652)	(28,244)	(37,325)

Other income (expense)
Interest expense	(39)	—	(40)	—
Paycheck protection program forgiveness	—	397	—	397
Gain/(loss) on sale or disposal of property and equipment	110	(152)	110	(152)
Warrant expense	—	—	(984)	—
Gain/(loss) on convertible debt and warrant liability	(177)	—	2,104	—
Other income (expense)	15	115	33	102

Total other income	(91)	360	1,223	347

Net loss	$(14,712)	$(17,292)	$(27,021)	$(36,978)

Loss per share, basic and diluted	$(0.40)	$(2.06)	$(0.98)	$(2.14)

Weighted average number of common shares outstanding used in computing loss per share:	36,465,402	8,407,414	27,644,989	17,249,345

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2023
	Common Stock
	Class A			Class B			Additional	Accumulated
	Shares	Amount		Shares	Amount		Paid-in Capital	(Deficit)	Total
Balance at March 31, 2023	32,856,398	$3	-	32,475,370	$3	-	$238,846	$(230,925)	$7,927
Common stock issued for cash	—	—		—	—		—	—	—
Series B stock issued	—	—		1,350,000	—		—	—	—
Stock based compensation	—	—		—	—		5,479	—	5,479
Shares issued for services	60,000	—		—	—		34	—	34
Conversion of long term debt to equity	5,258,455	1		—	—		1,814	—	1,815
Net loss	—	—	-	—	—	-	—	(14,712)	(14,712)

Balance at June 30, 2023	38,174,853	$4	-	33,825,370	$3	-	$246,173	$(245,637)	$543

Six Months Ended June 30, 2023
	Common Stock
	Class A			Class B			Additional	Accumulated
	Shares	Amount		Shares	Amount		Paid-in Capital	(Deficit)	Total
Balance at December 31, 2022	9,763,838	$1	-	31,125,370	$3	-	$209,564	$(218,616)	$(9,048)
Common stock issued for cash	8,297,059	1		—	—		4,920	—	4,921
Series B stock issued	—	—		2,700,000	—		—	—	—
Stock based compensation	—	—		—	—		11,412	—	11,412
Shares issued for services	145,935	—		—	—		106	—	106
Exercise of series A warrants	5,417,100	—		—	—		3,330	—	3,330
Exercise of stock options	77,973	—		—	—		547	—	547
Conversion of long term debt to equity	14,472,948	2		—	—		16,294	—	16,296
Net loss	—	—	-	—	—	-	—	(27,021)	(27,021)

Balance at June 30, 2023	38,174,853	$4	-	33,825,370	$3	-	$246,173	$(245,637)	$543

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2022
	Common Stock
	Class A		Class C		Class B		Securities	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	(Deficit)	Total

Balance at March 31, 2022	7,162,069	$1	10,000	$-	27,075,370	$3	$(1,361)	$170,497	$(167,621)	$1,519
Common stock issued for cash	418,253	—	—	—	—	—	1,361	4,110	—	5,471
Shares issued for services and rent guarantees	2,000	—	—	—	—	—	—	18	—	18
Series B stock issued	—	—	—	—	1,350,000	—	—	—	—	—
Exchange of class C to class A stock	75,000	—	(10,000)	—	—	—	—	572	—	572
Stock based compensation	—	—	—	—	—	—	—	10,252	—	10,252
Net loss	—	—	—	—	—	—	—	—	(17,292)	(17,292)

Balance at June 30, 2022	7,657,322	$1	—	$-	28,425,370	$3	$-	$185,449	$(184,913)	$540

Six Months Ended June 30, 2022
	Common Stock
	Class A		Class C		Class B		Securities	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	(Deficit)	Total

Balance at December 31, 2021	6,854,576	$1	5,000	$-	25,725,370	$3	$(1,361)	$151,734	$(147,935)	$2,441
Common stock issued for cash	725,746	—	—	—	—	—	1,361	8,882	—	10,243
Shares issued for services and rent guarantees	2,000	—	5,000	—	—	—	—	55	—	55
Series B stock issued	—	—	—	—	2,700,000	—	—	—	—	—
Exchange of class C to class A stock	75,000	—	(10,000)	—	—	—	—	572	—	572
Stock based compensation	—	—	—	—	—	—	—	24,207	—	24,207
Net loss	—	—	—	—	—	—	—	—	(36,978)	(36,978)

Balance at June 30, 2022	7,657,322	$1	—	$-	28,425,370	$3	$-	$185,449	$(184,913)	$540

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,021)	$(36,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	301	116
Employee stock based compensation	11,617	24,207
Non-employee stock based compensation	106	627
Non-cash warrant expense	984	—
Paycheck Protection Loan Program	—	(398)
Net change in operating lease assets and liabilities	(14)	(10)
(Gain)/loss on the sale or disposal of property and equipment	(110)	152
(Gain)/loss on fair value of convertible debt and warrant liability	(2,104)	—

Changes in assets and liabilities:
Prepaid expenses and other current assets	(340)	(37)
Other receivables	-	(242)
Inventory	(832)	—
Accounts payable	148	609
Accrued expenses	(868)	449
Payroll tax liabilities	61	(56)
Contract liability	3	225
Security deposits	(387)	(12)
Vendor deposits	(508)	17
Net cash used in operating activities	(18,964)	(11,331)

Cash flows from investing activities:
Purchases of property and equipment	(380)	(59)
Proceeds from the sale of property and equipment	559	—
Payments on financing lease liability	(77)	—
Net cash provided by (used in) investing activities	102	(59)

Cash flows from financing activities:
Proceeds from public offering, net of offering costs	12,020	8,882
Proceeds from the issuance of convertible debt	9,000	—
Payments on convertible debt	(2,351)	—
Proceeds from the exercise of stock options	547	—
Net cash provided by financing activities	19,216	8,882

Net (decrease) increase in cash	354	(2,508)
Cash, beginning of period	2,701	3,146
Cash, end of period	$3,055	$638

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$5
Interest	$1	$—

Supplemental disclosure of non-cash investing and financing activities:
Debt converted to equity	$16,294	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Reorganization, Merger and Incorporation of Nxu, Inc.

On May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu, Inc., a Delaware Corporation (the “Company” or “Nxu”), and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023.

The directors and executive officers of Nxu immediately following the completion of the Reorganization Merger are the same individuals who were directors and executive officers, respectively, of Atlis as of immediately prior to the Reorganization Merger.

Upon completion of the Reorganization Merger, Nxu Class A Common Stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder and for purposes of Rule 12g-3(a), Nxu is the successor issuer to Atlis. Future filings by Nxu with the Securities and Exchange Commission (the “SEC”) will be filed by Nxu under Atlis’s existing CIK number: 0001722969.

Transactions that occurred in connection with the Reorganization Merger are considered transactions between entities under common control, and thus the financial statements for periods prior to the Reorganization Merger have been adjusted to combine the previously separate entities for presentation purpose. See more information regarding shares of common stock authorized, issued and outstanding in connection with the Reorganization Merger in Note 11.

Organization

Nxu, Inc. is a US-based technology company building energy and infrastructure solutions for consumers and businesses to enable faster transition to electrification across all market segments. We design, engineer, and build innovative battery cells and battery packs for use in advanced energy storage systems and mobility products as well as megawatt charging stations. We believe that widespread adoption of Electric Vehicles (“EVs”) across all market segments, especially by the commercial and industrial markets, requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products in terms of capability, performance and charge time.

Our battery technology is expected to offer considerable advantages in battery capacity, charging rate, safety, and lifespan. We are confident that these advantages will be highly beneficial to Original Equipment Manufacturers (“OEMs”) in the automotive and medium to heavy duty equipment segments as it would encourage customers to transition to electrification. Our Lithium ion (“Li-ion”) batteries are designed to fully charge in 15 minutes or less, thereby allowing for a more competitive EV experience to match fossil fuel vehicles. We believe Nxu technology may be used to power medium and super-duty pick-up trucks, last mile delivery vehicles, garbage trucks, cement trucks, vans, recreational vehicles (“RVs”), box trucks, light to heavy-duty equipment and more. In addition, our batteries could be used for commercial and residential energy storage devices.

Basis of Presentation

The accompanying condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC") on March 16, 2023 (“2022 Form 10-K") pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has made its disclosures in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2022 Form 10-K.

Certain amounts in the condensed consolidated financial statements and the accompanying notes may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented. These condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.

Correction of Immaterial Misclassification

Management identified an immaterial classification error related to research and development costs previously reported as general and administrative expense in the June 30, 2022 unaudited condensed consolidated financial statements. The correction resulted in an increase to research and development costs of $1.6 million and $2.4 million for the three and six months ended June 30, 2022, respectively, with a corresponding decrease to general and administrative expense. The reclassification of costs allows for a more accurate presentation of research and development costs and had no impact on total operating expenses, net loss, total assets, total liabilities or shareholders’ equity (deficit).

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

During the six month period ended June 30, 2023, the Company incurred a net loss of $27.0 million and had net cash used in operating activities of $19.0 million. As of June 30, 2023, the Company had $3.1 million in cash and an accumulated deficit of $245.6 million.

The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, the Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through secondary offerings. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, public offerings and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets as we work diligently to achieve future operational revenue goals.

2.	Recent Accounting Pronouncements and Summary of Significant Accounting Policies

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on its consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the condensed consolidated financial statements.

Stock-based Compensation

Stock Options

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost for stock options is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, less actual forfeitures.

Compensation expense for stock option awards was determined by applying the Black-Scholes option-pricing model on the appraised value of the underlying share price for each stock on the grant date. Calculating the fair value of stock option awards requires the input of subjective assumptions such as the expected average life of the award (in years), the expected rate of volatility, the risk free interest rate and the expected dividend yield. Other reasonable assumptions could provide differing results.

Restricted Stock Units

The Company accounts for stock-based compensation related to the granting of Restricted Stock Units (“RSUs”) in accordance with ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost for RSUs classified as equity awards is measured at the grant date based on the fair value of the award and is recognized as compensation expense over the requisite service period, which is generally the vesting period. The Company has accounted for certain time-based RSUs as liability classified awards; the awards are granted at a fixed dollar amount settled in a variable number of shares, as such, the fair value approximates the fixed dollar amount at inception. As such, RSUs classified as liability awards will be measured at fair value at the grant date and remeasured at the end of each reporting period until fully vested.

Equity classified and liability classified RSUs vest over various periods, ranging from vesting immediately to vesting in increments over a period of three years. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3.

Compensation cost for time-based RSUs is recognized on a straight-line basis over the requisite service period, which is the vesting period. In accordance with ASC 718-10-35-8, the amount of compensation cost recognized will at least equal the portion of the grant-date value of the award that is vested at that date.

3.	Inventory

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and generally consists of raw materials and work in progress. The Company calculates inventory value on the first-in, first-out (“FIFO”) basis. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of inventory on the condensed consolidated balance sheets at June 30, 2023 (in thousands):

	June 30, 2023	December 31, 2022

Raw materials	$-	$98
Work in process	930	-
Total inventory	$930	$98

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Leasehold improvements	$261	$261
Office equipment	261	114
Tools and plant equipment	2,028	2,354
Vehicles	70	70

Less—Accumulated depreciation	(548)	(358)
Property and equipment, net	$2,072	$2,441

Depreciation expense for the three and six months ended June 30, 2023 was $0.16 million and $0.30 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $0.06 million and $0.12 million, respectively.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Prepaid insurance	$865	$765
Prepaid rent	114	3
Other prepaid expenses	229	100
Total prepaid expenses and other current assets	$1,208	$868

6.	Vendor and Security Deposits

At June 30, 2023 and 2022, the Company had total vendor and security deposits of $1.02 million and $0.12 million, respectively, related to deposits on equipment. Deposits on the purchase of new equipment were $0.77 million in the second quarter of 2023.

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Accounts payable	$1,767	$2,985
Accrued compensation and benefits	679	224
Other accrued expenses	5	-
Total accounts payable and accrued liabilities	$2,451	$3,209

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

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

The Company generated an income tax benefit of $6.9 million for the six months ended June 30, 2023, resulting in a cumulative income tax benefit of $56 million. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2023 and 2022 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

9.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the three and six months ended June 30, 2023 and 2022, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact. The Company’s basic net loss and diluted net loss per share was $0.40 and $2.06 for the three months ended June 30, 2023 and 2022, respectively. The Company’s basic net loss and diluted net loss per share was $0.98 and $2.14 for the six months ended June 30, 2023 and 2022, respectively.

10.	Commitments and Contingencies

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

Contract Losses

In December 2021, the Company entered into an agreement ("Agreement") with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would provide implementation services and access to the cloud-based software platform for a 5-year term. However, subsequent to executing the Agreement, the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. From March 2023 through April 2023, the Parties attempted to reach an agreement to mutually terminate the agreement.

In May 2023, after mutual termination discussions were unsuccessful, QAD filed for arbitration pursuant to the Agreement to resolve the dispute. The Company and QAD disagree about the cause of the software implementation failure and whether the Company owes QAD a termination fee. The Company believes QAD’s lack of performance voided the Agreement and intends to vigorously defend its legal rights to the fullest extent of the law. As of June 30, 2023, any obligation under the Agreement is inestimable and therefore no accrual in relation to this dispute has been recorded in the Company’s Consolidated Balance Sheets or Statements of Operations.

11.	Stock-based Compensation and Common Stock

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, less actual forfeitures.

Compensation expense for stock option awards was determined by applying the Black-Scholes option-pricing model on the appraised value of the underlying share price for each stock on the grant date. Calculating the fair value of stock option awards requires the input of subjective assumptions such as the expected average life of the award (in years), the expected rate of volatility, the risk free interest rate and the expected dividend yield. Other reasonable assumptions could provide differing results.

The fair value of RSUs classified as equity awards is based on the closing price of the Company’s common stock on the grant date. On average, these time-based RSUs vest in increments over a period of three years.

In May 2023, the Company granted RSUs that vest over various periods, ranging from immediate to increments over a period of three years. The Company has generally accounted for these time-based RSUs as liability classified awards; as such, the RSUs will be measured at fair value at the grant date and remeasured at the end of each reporting period until fully vested. The awards are granted at a fixed dollar amount settled in a variable number of shares, as such, the fair value approximates the fixed dollar amount at inception. RSUs granted and classified as equity awards are measured at fair value based on the closing price of the company’s common stock on the grant date. These time-based RSUs vest in increments over a period of three years.

Compensation cost for time based RSUs is recognized on a straight-line basis over the requisite service period, which is the vesting period. In accordance with ASC 718-10-35-8, the amount of compensation cost recognized will at least equal the portion of the grant-date value of the award that is vested at that date.

A summary of stock-based compensation recognized during the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Stock options	$4,137	$10,086	$10,047	$23,907
Restricted stock units (classified as equity)	226	166	279	300
Restricted stock units (classified as liabilities)	1,291	-	1,291	-
Total stock-based compensation expense	$5,654	$10,252	$11,617	$24,207

As of June 30, 2023, the total unrecognized compensation related to outstanding stock option awards and restricted stock units was $30.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

2023 Omnibus Incentive Plan

On May 12, 2023, the Company adopted the 2023 Omnibus Incentive Plan (the "Plan"). The purposes of the Plan are to a) encourage the profitability and growth of the Company through short and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant (i) Options, (ii) Stock Appreciation Rights, (iii) Restricted Shares, (iv) Restricted Stock Units, (v) Performance-Based Awards (including performance-based Restricted Shares and Restricted Stock Units), (vi) Other Share-Based Awards, (vii) Other Cash-Based Awards or (viii) any combination of the foregoing. The Plan was originally adopted in connection with the consummation of the Company’s Reorganization Merger as contemplated by that certain agreement and plan of merger, dated as of April 14, 2023, by and among the Company, Atlis Motor Vehicles Inc., and such other parties to the agreement.

With respect to awards granted under the Plan and in accordance with the Plan, the Company's Board of Directors (or the “Administrator”) is authorized to deliver an aggregate of 350 million shares of Common Stock to be reserved and available for issuance under the Plan (the “Initial Share Limit”), which includes (i) 250 million shares of Common Stock available for new issuances under the Plan and (ii) 100 million shares of Common Stock relating to a portion of outstanding stock options and restricted stock units assumed by the Company in connection with the Reorganization Merger; provided, that the total number of shares of Common Stock that will be reserved, and that may be issued, under the Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2024, by a number of Common Shares equal to five percent (5%) of the total number of Outstanding Shares on the last day of the prior calendar year. Notwithstanding the foregoing, the Administrator may act prior to January 1 of a given year to provide that there will be no such increase in the share reserve for that year or that the increase in the share reserve for such year will be a lesser number of Common Shares than provided herein.

Common Stock

As described in Note 1, on May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its Reorganization merger to Nxu, Inc., a Delaware Corporation (the “Company” or “Nxu”). At the effective time of the Reorganization Merger, all of the issued and outstanding shares of Atlis’s Class A common stock, par value $0.0001 per share (“Atlis Class A Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class A common stock, par value $0.0001 per share (“Nxu Class A Common Stock”) and all of the issued and outstanding shares of Atlis’s Class D common stock, par value $0.0001 per share (“Atlis Class D Common Stock” and, together with Atlis Class A Common Stock, “Atlis Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class B common stock, par value $0.0001 per share (“Nxu Class B Common Stock” and, together with Nxu Class A Common Stock, “Nxu Common Stock”), and, as a result, the current stockholders of Atlis automatically became stockholders of Nxu, holding the same number and percentage of shares of Nxu Common Stock as they held of Atlis Common Stock as of immediately prior to the Reorganization Merger.

Issuance and conversion of shares of common stock pursuant to the Reorganization Merger are considered transactions between entities under common control. As a result, the condensed consolidated financial statements for periods prior to these transactions have been adjusted to combine the previously separate entities for presentation purposes.

Pursuant to the Company's Reorganization Merger, each share of Atlis Motor Vehicles, Inc Class A common stock was converted into one validly issued, fully paid and nonassessable share of Nxu, Inc. Class A common stock and each share of Atlis Motor Vehicles, Inc Class D common stock was converted into one validly issued, fully paid and nonassessable share of Nxu, Inc. Class B common stock. Except as otherwise required by applicable law, and the voting rights described below, shares of Class A common stock and Class B common stock shall have the same rights, privileges and powers, rank equally, share ratably and be identical in all respects and as to all matters. The voting, dividend, liquidation and other rights, powers and preferences of the holders of Class A common stock and Class B common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock of any series as may be designated by the Board of Directors of the Corporation (the “Board”) upon any issuance of the preferred stock of any series.

In 2021 and 2022, the Company issued Class B shares of common stock. These shares are not traded openly nor available for sale to the public. Class B shares are offered only to the (1) Chief Executive Officer and (2) President of the Company. At all meetings of stockholders and on all matters submitted to a vote of stockholders of the Corporation generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder. The shares of Class B common stock are not entitled to receive any dividends or any distribution upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class B shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class B shares owned by such holder. Shares of Class B common stock were issued to the (1) Chief Executive Officer and (2) President in the amount of 31,125,370 shares as of December 31, 2022.

In addition, at the effective time of the Reorganization Merger, (i) each outstanding option to purchase shares of Atlis Class A Common Stock (“Atlis Option”), whether vested or unvested, automatically converted into an option to purchase shares of Nxu Class A Common Stock (a “Nxu Option”) and (ii) each outstanding Atlis restricted share unit (an “Atlis Restricted Share”), whether vested or unvested, automatically converted into a restricted stock unit of Nxu (a “Nxu RSU”). Each Nxu Option is subject to terms and conditions consistent with the Employee Stock Option Plan and the applicable Atlis Option award agreement as in effect immediately prior to the effective time. Each Nxu RSU is subject to terms and conditions consistent with the applicable Atlis Restricted Share award agreement as in effect immediately prior to the effective time.

At the effective time of the Reorganization Merger, (i) each outstanding Senior Secured Original Issue 10% Discount Convertible Promissory Note (an “Atlis Note”) convertible into shares of Atlis Class A Common Stock automatically converted into a Senior Secured Original Issue 10% Discount Convertible Promissory Note convertible into shares of Nxu Class A Common Stock (a “Nxu Note”) and (ii) each outstanding warrant to purchase shares of Atlis Class A Common Stock (an “Atlis Warrant”) automatically converted into a warrant to purchase shares of Nxu Class A Common Stock (a “Nxu Warrant”). Each Nxu Note is subject to terms and conditions consistent with the applicable Atlis Note as in effect immediately prior to the effective time. Each Nxu Warrant is subject to terms and conditions consistent with the applicable Atlis Warrant as in effect immediately prior to the effective time.

In connection with the Reorganization Merger, Nxu replaced Atlis as the publicly held corporation traded on the Nasdaq Stock Market LLC (“Nasdaq”). On May 15, 2023, shares of Nxu Class A Common Stock commenced trading under the ticker symbol “NXU” on Nasdaq.

The total number of shares of all classes of capital stock which the Company has authority to issue is 5,010,000,000 shares, consisting of (1) 5,000,000,000 authorized shares of common stock, including (a) 4,000,000,000 authorized shares of Class A Common Stock, (b) 1,000,000,000 authorized shares of Class B common stock and (2) 10,000,000 authorized shares of preferred stock, par value $0.0001 per share.

Schedule of common stock outstanding by class are as follows:

	June 30, 2023	December 31, 2022

Class A shares	38,174,853	9,763,838
Class B shares	33,825,370	31,125,370
Total shares outstanding	72,000,223	40,889,208

12. Convertible Notes and Warrant Liability

Convertible Notes

On November 3, 2022, the Company issued the first tranche of the 10% Original Issue Discount Convertible Notes (“Convertible Notes”) in the aggregate principal amount of $10.0 million and warrants (“Common Stock Warrants”) to purchase up to an aggregate of 231,312 shares of Class A common stock for gross proceeds of $9.0 million (the “First Tranche”) to various investors (the “Investors”) pursuant to a securities purchase agreement dated November 3, 2022 (the “Purchase Agreement”). These Convertible Notes have a maturity date of 24 months from the issuance date. Upon an event of default, the Convertible Notes earn interest at a rate of 10% per annum. The Convertible Notes are convertible solely into Class A common stock of the Company at a conversion price of (a) $15 per share (“Fixed Conversion Price”) or (b) 92.5% of the average of the three lowest daily volume-weighted average price (“VWAP”) of the Common Stock during the ten trading day period (“Variable Conversion Price”), whichever is lower. The Fixed Conversion Price included a one-time reset at the 6-month anniversary of the Original Issuance Date (the “Reset Date”) to the lower of the conversion price (with the Variable Conversion Price determined as if the conversion notice was delivered on the Reset Date) and 130% of the daily VWAP of the Common Stock for the trading day immediately prior to the Reset Date. Subsequently, upon reaching the Reset Date, the exercise price of the remaining balance was changed to $0.6403 per share. These Convertible Notes are secured by a first priority security interest in all of the assets of the Company.

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

On January 27, 2023, the Investors exercised their rights to purchase the allowable amounts under the Purchase Agreement Amendment and the Company issued $10.0 million of Convertible Notes and 942,034 Common Stock Warrants in the Second Tranche. The Company received net proceeds of $9 million in the transaction. Subsequently, upon reaching the Reset Date, the exercise price of the remaining balance was changed to $0.6750 per share.

The Company elected the fair value option to account for the Convertible Notes. As such, the Company recorded the Convertible Notes at fair value and will subsequently measure them to fair value at each reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. Activity as a result in changes in fair value of the Company’s Convertible Notes during the six month period ended June 30, 2023 were as follows (in thousands):

Six Months Ended June 30, 2023

Balance at December 31, 2022	$10,911
Convertible Notes issued during the period	7,330
Conversions	(16,296)
Payments	(2,351)
Unrealized loss	2,215
Convertible Notes liability at June 30, 2023	$1,809

As a result of applying the fair value option, direct costs and fees related to the Convertible Notes were expensed as incurred and were not deferred.

The following table provides the fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Convertible Notes fair value	$1,809	$10,911
Convertible Notes, contractual principal outstanding	1,353	10,000
Fair value less unpaid principal balance	$456	$911

All Convertible Notes and Common Stock Warrants, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time.

On April 11, 2023, the Company received a notice from Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Global Market. The Company acknowledges that receipt of the notice from Nasdaq constituted an event of default under its Convertible Notes agreements. As a result, unless waived by the holders, the Convertible Notes began accruing default interest at a rate of 10% per annum and the Company is obligated to pay to the holders $3.3 million, which amount represents 100% of the sum of (x) the outstanding principal of the Convertible Notes as of April 11, 2023 and (y) accrued and unpaid interest thereon.

As of June 30, 2023, the Company acknowledges the event of default had not been cured, as the Company remained out of compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Global Market. As such, a total of $0.04M was accrued as interest payable on the Convertible Notes as of June 30, 2023.

Warrant Liability

In connection with the issuance of the Convertible Notes, the investors received a number of Common Stock Warrants equal to 30% of the face value of the Convertible Notes divided by the VWAP prior to the applicable closing date. The Warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $15 per share (“Exercise Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the Common Stock during the ten trading day period (“Variable Exercise Price”), whichever is lower. The Exercise Price included a one-time reset at the 6-month anniversary of the initial exercise date (the “Reset Date”) to the lower of the initial Exercise Price and 120% of the daily VWAP on the trading day prior to the Reset Date.

There were 231,312 Common Stock Warrants issued upon closing of the First Tranche of the Convertible Note on November 3, 2022, 537,560 Common Stock Warrants issued upon signing the Purchase Agreement Amendment on January 5, 2023 and 942,034 Common Stock Warrants issued upon closing of the Second Tranche on January 27, 2023, all of which have a five-year exercise period from the issuance date. Subsequently, upon reaching the Reset date, the Exercise Price of each of these warrants was changed to $0.5910 per share for the First Tranche, $0.5825 per share for the Second Tranche, and $0.6750 per share related to the Purchase Agreement Amendment.

On February 21, 2023, the Company consummated the offering of an aggregate of 8,334,000 Units at an effective public offering price of $1.56 per Unit, resulting in aggregate gross proceeds of approximately $13 million. The Series A Warrants were exercised following issuance. The Series B Warrants are exercisable now that the Company has completed the Reorganization Merger and will expire five (5) years after May 12, 2023.

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

The Company recorded the of the Warrants at fair value and subsequently remeasured unexercised Warrants to fair value at the reporting date. Changes in fair value were recognized as a component of other income (expense), net in the condensed consolidated statements of operations. The Company recognized a gain in the condensed consolidated statements of operations in relation to these instruments for the six months ended June 30, 2023 as follows (in thousands).

June 30, 2023

Balance at December 31, 2022	$374
Warrants issued during the period	9,754
Series A warrants exercised during the period	(3,300)
Unrealized gain	(4,319)
Warrant liability at June 30, 2023	$2,509

13.	Fair Value

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands).

Description:	Level	June 30, 2023	December 31, 2022
Liabilities:
Convertible Notes	3	$1,809	$10,911
Warrant liability	3	2,509	374
Convertible Notes and warrant liability, at fair value		$4,318	$11,285

Convertible Notes

The Company accounts for its Convertible Notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such an election for its Convertible Notes. Using the fair value option, the Convertible Notes, in their entirety, are required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as non-cash changes in the fair value of the Convertible Notes in the statements of operations. The fair value of the conversion feature of the Convertible Notes were valued utilizing the Monte Carlo simulation model.

The estimated fair value of the Convertible Notes was based on the following significant inputs:

	June 30, 2023		December 31, 2022
	Tranche 1	Tranche 2	Tranche 1

Risk-free interest rate	5.22%	5.13%	4.46%
Time to expiration (in years)	1.34	1.51	1.84
Expected volatility	95%	95%	85%
Dividend yield	-	-	-
Stock price	$0.53	$0.53	$3.25
Face value	$10,000,000	$10,000,000	$10,000,000
Fixed conversion rate	$0.64	$0.73	$15.00
Roll-forward discount rate	5.64%	19.50%	5.11%

Warrant Liability

The Common Stock Warrants and Series B Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statements of operations each period. Changes in fair value of the liability resulting from the cumulative changes in instrument-specific credit risk will be presented in accumulated other comprehensive income.

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

The following tables provide quantitative information regarding Level 3 fair value measurements for Common Stock Warrants and Series B Warrants as of June 30, 2023 and December 31, 2022.

Common Stock Warrants

	June 30, 2023			December 31, 2022
	Tranche 1	Tranche 2	Purchase Amendment	Tranche 1

Risk-free interest rate	4.13%	4.13%	4.13%	4.46%
Time to expiration (in years)	4.34	4.51	4.51	1.84
Expected volatility	95%	95%	95%	85%
Dividend yield	-	-	-	-
Stock price	$0.53	$0.53	$0.53	$3.25
Exercise price	$0.59	$0.68	$0.58	$15.00
Outstanding warrants	231,312	942,034	537,960	5.11%

Series B Warrants

June 30, 2023
Risk-free interest rate	4.19%
Time to expiration (in years)	4.64
Expected volatility	95%
Dividend yield	-
Stock price	$0.53
Exercise price	$1.56
Outstanding warrants	6,250,500

14.	Subsequent Events

Office Lease Commencement

On July 3, 2023 (the “Commencement Date”), the Company entered into a sublease for office space consisting of approximately 21,441 rentable square feet located in Tempe, Arizona. The term of the lease is approximately 71 months, beginning on the Commencement Date and terminating on October 31, 2025 (the “expiration date”). The lease does not provide an option to extend or renew the lease term. Monthly base rent due from the commencement date through the first 12 months of the lease term is $50,922; monthly base rent for month 13 through the expiration date is $52,262.

Starting in July 2023 and as of the Commencement Date, the lease will be recognized and measured in accordance with ASC 842, Leases.

Public Offering

On August 9, 2023, the Company announced the pricing of a public offering of 16,666,667 units at a public offering price of $0.30 per unit. Each unit consists of one share of Class A common stock (or a pre-funded warrant in lieu thereof) and one common warrant, with each warrant exercisable for two shares of Class A common stock at an exercise price of $0.30 per share. The common warrants will be immediately exercisable and expire three years from the date of issuance. The pre-funded warrants and accompanying common warrants are identical to the units, except that each pre-funded warrant is immediately exercisable for one share of Class A common stock at an exercise price of $0.0001, the purchase price for a pre-funded warrant and accompanying common warrants is $0.2999 and the pre-funded warrants do not expire until exercised. Gross proceeds from the offering, before deducting the placement agent's fees and other offering expenses, are expected to be approximately $5 million.

The closing of the offering occurred on August 11, 2023. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

In connection with the offering, the Company has agreed to amend the terms of existing Series B warrants to purchase 1,905,750 shares of the Company’s Class A common stock held by certain investors in the offering, issued to such investors on February 21, 2023, to provide that the investors may exchange such Series B warrants for the number of shares of Class A common stock into which such Series B warrants had been exercisable. The amendment will become effective immediately upon the closing of the offering. No additional consideration will be received by the Company, and the Series B warrants will be extinguished upon exchange.

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

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2022 Form 10-K.

Our investor relations website is located at https://nxuenergy.com/investors . At or through the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 10-K, other reports and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC. Additionally, the Company uses its website, nxuenergy.com and social media channels including Instagram, YouTube, Facebook, LinkedIn, and X (formerly known as Twitter) (@Nxu ) to disclose information about the company and its products to customers, investors, and the public. It's important to note that this information is not incorporated by reference in any reports or documents filed with the SEC, and website URLs are intended to be inactive textual references only. The information posted on these channels may be considered material, so investors should monitor them in addition to press releases, SEC filings, and public conference calls and webcasts. By enrolling your email address to any of our newsletters, you may receive automatic alerts and other information about Nxu.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Nxu” and “Company” refer to Nxu, Inc. and its consolidated subsidiaries.

Company Overview

On May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu, Inc., a Delaware Corporation (the “Company” or “Nxu”), and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023.

Nxu, Inc. is a US-based technology company building energy and infrastructure solutions for consumers and businesses to enable faster transition to electrification across all market segments. We design, engineer, and build innovative battery cells and battery packs for use in advanced energy storage systems and mobility products as well as megawatt charging stations. We believe that widespread adoption of EVs across all market segments, especially by the commercial and industrial markets requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products in terms of capability, performance and charge time.

Nxu is a pre-revenue development stage company with a goal to design, develop and produce a range of EV solutions and services to accelerate the adoption of EVs across all industries. We have incurred losses from operations and have had negative cash flows from operating activities since our inception.

During the six months ended June 30, 2023, the Company achieved important milestones and we believe we have built the foundation on which we plan to grow our company.

●	We raised approximately $23 million to fund the company’s growth.
●	We ramped up production of our proprietary battery cells.
●	We completed our reorganization and rebranded from Atlis Motor Vehicles, Inc. to Nxu, Inc., a strategic move reflecting the company’s priorities to focus on energy and infrastructure.
●	We demonstrated our Megawatt charger designed to output more than 1,000 kilowatts (kW) of charging power.
●	We demonstrated that our chargers are standards agnostic i.e. they can be used in both CCS and NACS standards.
●	We grew our team in addition to installing a majority independent and diverse board.

 Company and Industry Outlook

We are focused on building products to capture the commercial and industrial markets which represent a portion of the electric vehicle opportunity that we believe is not fully serviced by existing EV solutions. Individuals and companies that make up these segments require vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. However, limited battery capacity, range anxiety, and long charge times continue to be primary challenges to electrification. The Company is developing products aimed at addressing these challenges. Our planned products include our proprietary battery cells and the Qube pack technology, charging infrastructure, energy storage solutions, and, in the long-term, a modular and scalable electric powered platform as well as an electric pickup truck.

Our strategy is to focus on execution, both in the near-term and in the long-term. We are currently producing battery cells in our Mesa, AZ facility in a pilot production capacity in addition to Qube battery packs for testing and validation. We plan to ramp up our battery cell and pack manufacturing while investing in facilities and equipment to automate processes and increase quality of manufacturing output. Simultaneously, we are continuing the development of the megawatt charging station, of which, we plan to deploy a unit for field testing.

Our operations have been financed primarily through net proceeds from the sale of securities. During the six months ended June 30, 2023, we raised approximately $23 million through a mix of convertible notes and S-1 Follow-on offering. The Company intends to continue obtaining additional capital through the public markets and other means. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Factors Affecting Our Performance

We are an early-stage company and have not generated revenue through the sale of our products. The success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed in “Risk Factors” found elsewhere in this Form 10-Q, that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•	Ability to Develop and Launch Our Products – In order to commercialize our products, we must test and validate them to ensure they meet the appropriate performance and safety requirements. In addition, our ability to grow and succeed in the long run will depend on our ability to successfully develop and launch our products.
•	Ability to Attract Customers – Our initial market entry and subsequent growth will depend on our ability to attract consumer and commercial customers. We are in the very early stages of customer development and an inability to build brand awareness or to attract customers would substantially impact our ability to establish revenue or improve our financial results.
•	Access to Capital – As a pre-revenue company, we rely on the capital markets to fund our development and expected initial growth. We use this capital to fund our product development efforts, our go-to-market strategy and our business operations. Any change in our ability to successfully raise capital in the future will impact the company’s financial well-being and our ability to meet execution milestones.

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis of Presentation, of the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Policies

Stock Based Compensation

As disclosed in Note 11 of the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is generally measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

Stock Options

We have generally granted stock-based awards consisting primarily of incentive and non-qualified stock options to employees, members of our board of directors and non-employees. Stock options generally vest over three years at a rate of 33.33% each year beginning one year after the grant date, with the exception of stock options granted to our Chief Executive Officer and our President which vest on the first of each month through December 1, 2024. Stock options generally expire 10 years from the grant date and are exercisable when the options vest. Stock-based compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period based on the estimated fair value of the awards on the grant date. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Calculating the fair value of stock option awards using the Black-Scholes option pricing model requires the input of certain subjective assumptions, including the fair value of the underlying common stock, expected common stock price volatility, expected dividend yield of our common stock, risk-free interest rates, and the expected option term. The assumptions used in the Black-Scholes option-pricing model is estimated as described below. Other reasonable assumptions could have a material impact on our stock-based compensation expense and therefore, our operational results.

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

We continue to use judgment in evaluating the expected volatility over the expected option term and the expected option term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of the expected volatility over the expected option term, which could materially impact our future stock-based compensation expense.

Restricted Stock Units

In May 2023, and in accordance with the Nxu, Inc. 2023 Omnibus Incentive Plan (the “Plan”), which was approved and adopted by the Board of Directors on April 16, 2023 and approved and adopted by the Company’s stockholders on May 9, 2023, the Company granted Restricted Stock Units (“RSUs”) to employees, directors and non-employees. Under the Plan, Nxu is authorized to issue up to 350 million shares, which includes (i) 250 million shares of common stock available for new issuances under the Plan and (ii) 100 million shares of common stock relating to a portion of outstanding stock options and restricted stock units assumed by Nxu in connection with Atlis’s reorganization merger. The Plan allows the Company to grant (i) Options, (ii) Stock Appreciation Rights, (iii) Restricted Shares, (iv) Restricted Stock Units (“RSU”), (v) Performance-Based Awards (including performance-based Restricted Shares and Restricted Stock Units), (vi) Other Share-Based Awards, (vii) Other Cash-Based Awards or (viii) any combination of the foregoing.

The Company accounts for stock-based compensation related to the granting of RSUs in accordance with ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost for RSUs classified as equity awards are measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period. The Company has generally accounted for time-based RSUs as liability classified awards; these awards are granted at a fixed dollar amount settled in a variable number of shares, as such, the fair value approximates the fixed dollar amount at inception. As such, RSUs classified as liability awards will be measured at fair value at the grant date and remeasured at the end of each reporting period until fully vested.

Equity classified and liability classified RSUs vest over various periods, ranging from vesting immediately to vesting in increments over a period of three years. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3.

Equity Classified Restricted Stock Units - Equity classified awards are granted to employees, directors and non-employees in a fixed number of shares of common stock, vesting over a period of time. The fair value of RSUs classified as equity awards is based on the closing price of the company’s common stock on the grant date. On average, these time-based RSUs vest in increments over a period of three years.

Liability Classified Restricted Stock Units - Liability classified awards are granted to employees, directors and non-employees in a fixed dollar amount and are settled in a variable number of shares of common stock as awards vest over a period of time; and as such, the fair value approximates the fixed dollar amount at inception.

Convertible Debt and Warrants

As disclosed in Note 12 of the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company elected the fair value options for its Convertible Notes and warrant liability in accordance with ASC 815 and 820. As a result, the Company’s Convertible Notes and warrant liabilities require the use of the Monte Carlo valuation model to determine fair value. Calculating the fair value of Convertible Notes and warrants utilizing this model requires the input of certain subjective assumptions, including the expected share price at conversion/exercise, equity volatility, dividend yield, expected life and risk free rate. Other reasonable assumptions related to the inputs used in the calculation could have a material impact on the fair market value of our Convertible Notes and warrants and therefore, our operational results.

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

We continue to use judgment in evaluating the expected volatility and the expected term utilized in our calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of the expected volatility over the expected term, which could materially impact the fair market value of these instruments in the future.

Results of Operations

Three Months ended June 30, 2023 Compared to the three Months Ended June 30, 2022

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2023 and June 30, 2022 (certain amounts may not calculate due to rounding):

	2023	% of Total operating expenses	2022	% of Total operating expenses	Change

Net revenue	$—	—%	$—	—%	$—

Operating expenses
Stock based compensation	5,654	39	10,252	58	(4,598)
Research and development	4,732	33	2,761	17	1,971
General and administrative	4,089	28	2,857	16	1,232
Advertising	146	—	1,782	10	(1,636)

Total operating expenses	14,621	100	17,653	100	(3,032)

Operating loss	(14,621)	—	(17,653)	—	3,032

Other income (expense):
Other income (expense)	(91)	—	360	—	(452)
Total Other income (expense)	(91)	—	360	—	(452)

Net loss	$(14,712)	—%	$(17,293)	—%	$2,580

Stock based compensation.  Stock based compensation decreased $4.6 million from $10.3 million during the second quarter of 2022 to $5.7 million in the second quarter of 2023 as a result of 1) a $5.6 million decrease in the amount of options vested for the Company’s (a) Chief Executive Officer and (b) President as of June 30, 2023 compared to 2022, 2) the overall decrease in the amount of options vested for employee and non-employees as of June 30, 2023 compared to 2022 of approximately $0.5 million due to fewer options being granted, and 3) the recognition of compensation expense related to restricted stock units granted under the 2023 Omnibus Incentive Plan (the “Plan”) in the amount $1.5 million as of June 20, 2023. See Note 11 to the notes to condensed consolidated financial statements elsewhere in this Form 10-Q. Non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

 Research and development. Research and development increased $2.0 million for the three months ended June 30, 2023 compared to 2022 as the Company continued to ramp up development and production of its battery and charging technologies. During the three months ended June 30, 2023, the Company rigorously tested the quality of battery cells produced in our warehouse in Mesa, Arizona and we continue to hone and refine our battery design and production processes as we learn. We expect to continue to invest heavily in research and development as we work toward bringing our products to market.

 General and administrative. General and administrative expenses increased $1.2 million to $4.1 million in the three months ended June 30, 2023 from $2.9 million in 2022. The increase in general and administrative expense reflects costs associated with our reorganization, team growth and increased third party professional services fees we incur as a public company. During the three months ended June 30, 2022, the Company incurred significant costs for compensation and professional services in connection with preparation for the public offering on September 27, 2022. The Company incurred similar costs during the three months ended June 30, 2023 in connection with the Reorganization Merger (see Note 1 to the condensed consolidated financial statements elsewhere in this Form 10-Q) and in preparation of the public S-1 follow-on offering in August 2023 (See Note 14 to the condensed consolidated financial statements elsewhere in this Form 10-Q).

 Advertising. Advertising decreased by $1.6 million from $1.8 million in the three month period ended June 30, 2022 to $0.15 million in the same period in 2023, primarily due to a substantial decrease in our marketing activities. The prior year period included expenses related to several marketing campaigns associated with the Company’s crowdfunding activities.

 Other income/(expense). Other income (expense) decreased by $0.5 million from the second quarter in 2022 to the second quarter in 2023 as a result of a loss on the fair value of long term debt and warrant liability. See Note 12 to the condensed consolidated financial statements elsewhere in this Form 10-Q.

Six Months ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2023 and June 30, 2022 (certain amounts may not calculate due to rounding):

	2023	% of Total operating expenses		2022	% of Total operating expenses		Change

Net revenue	$—	—%		$—	—%		$—

Operating expenses
Stock based compensation	11,617	41		24,207	72		(12,590)
Research and development	8,449	30		4,230	13		4,218
General and administrative	7,998	27		5,250	16		2,747
Advertising	180	—		3,638	11		(3,457)

Total operating expenses	28,064	100		33,688	100		(5,624)

Operating loss	(28,064)			(33,688)			5,624

Other income (expense):
Other income (expense)	1,223			347			876
Total Other income (expense)	1,223			347			876

Net loss	$(26,841)		%	$(33,341)		%	$6,500

Stock based compensation.  Stock based compensation decreased $12.6 million from $24.2 million during the six months ended June 30, 2022 to $11.6 million in the six months ended June 30, 2023 as a result of the vesting of stock options for employees and executives including $9.3 million of expense in the six months ended June 30, 2023 and $22.3 million in the six months of the prior year period related to stock options for the Company’s (a) Chief Executive Officer and (b) President. See Note 11 to the notes to condensed consolidated financial statements elsewhere in this Form 10-Q. Non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

 Research and development. Research and development increased $4.2 million from 2022 compared to the current six month period as the Company continued to ramp up battery and charging development during the six months ended June 30, 2023. We expect to continue to invest heavily in research and development as we work toward bringing our products to market. We expect significant future investment in facilities, production capacity and quality, and continued refinement of our product design and development processes. As such, costs will fluctuate due to movement from R&D to finished product production and capital expenditures.

 General and administrative. General and administrative expenses increased $2.7 million to $8.0 million in the six month period ended June 30. 2023 from $5.3 million in the six months ended June 30, 2022. The increase was due to increase in employee and labor costs primarily from increased headcount, including professional services as the Company continues to utilize outside legal counsel, accounting and other professional services to facilitate activities such as the Company’s convertible debt and equity offerings during the quarter ended March 31, 2023, the Reorganization Merger during the quarter ended June 30, 2023 and in preparation of the public S-1 follow-on offering in August 2023.

 Advertising. Advertising expense decreased by $3.5 million from $3.6 million in the first six months of 2022 to $0.2 million during the same period in 2023, primarily due to the Company’s elimination of marketing activities to support its 2022 crowdfunding campaigns through its various social media outlets.

 Other income/(expense). Other income (expense) increased by $0.9 million from the six months ended June 30, 2022 to the six months ended June 30, 2023 as a result of $0.9 million warrant expense related to the true up warrants issued on January 5, 2023 and changes in the fair value of the Company’s convertible debt and warrant liabilities during the current six month period. See Note 12 to the condensed consolidated financial statements elsewhere in this Form 10-Q.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(18,964)	$(11,331)
Net cash provided by (used in) investing activities	99	(59)
Net cash provided by financing activities	19,219	8,882

As disclosed in Note 1 of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six months ended June 30, 2023, the Company incurred a net loss of approximately $27.0 million and had net cash used in operating activities of $19.0 million. On June 30, 2023, the Company had $3.1 million in cash and an accumulated deficit of approximately $245.6 million.

During the six months ended June 30, 2023, the Company raised capital through convertible debt and a public offering. The Company raised $23 million in gross proceeds through these avenues. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, public offerings and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets.

Net cash used in operating activities.  Net cash used in operating activities during the six months ended June 30, 2023, was $19.0 million. The use of cash resulted primarily from a net loss of $27.0 million, including the $2.1 million change in the fair value of convertible debt and warrant liability, offset by employee and non-employee stock based compensation expense of $11.6 million and net changes in working capital.

Net cash used in operating activities during the six months ended June 30, 2022 of $11.3 million resulted primarily from a net loss of $37.0 million, offset by non-cash employee and non-employee stock based compensation expense of $24.2 million and changes in working capital.

Net cash provided by (used in) investing activities.  Net cash provided by (used in) investing activities for the six months ended June 30, 2023 and 2022, was $0.1 million and $0.06 million, respectively. Cash provided by investing activities was related to the sale of production equipment. Cash used in investing activities was related to purchases of property and equipment during each period.

Net cash provided by financing activities.  Net cash provided by financing activities of $19.2 million during the six months ended June 30, 2023, primarily consisted of proceeds from stock and convertible debt issuance offset by payments on convertible debt.

Net cash provided by financing activities of $8.9 million during the six months ended June 30, 2022 primarily consisted of proceeds from stock issuance from the Company’s Regulation A+ offering.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

We have contractual lease obligations for our facility with an initial five-year lease term. The agreement includes one or more options to renew with renewal terms that can extend the lease term by five years or more. In addition, we also have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 12 to the notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of June 30, 2023, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, Commitments and Contingencies, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
4.1	Registration Statement on Form S-4 filed with the SEC on April 17, 2023

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

4.3	Form of Series A and Series B Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

10.1	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.2	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxu, Inc.

Date: August 11, 2023	By:	/s/ Apoorv Dwivedi
Apoorv Dwivedi
Chief Financial Officer
(Principal Financial Officer)