Form 10-Q
period 2023-09-30
Nxu, Inc.
filed 2023-11-13
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 225,430,351 and 36,075,370 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash	$2,028	$2,701
Prepaid expenses and other current assets	625	868
Inventory	—	98
Total current assets	2,653	3,667

Property and equipment, net	3,141	2,441
Intangible assets, net	9	10
Right-of-use assets	1,709	798
Other assets	680	122
Total assets	$8,192	$7,038

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$3,653	$3,219
Variable share settled restricted stock units	306	—
Current portion of operating lease liability	870	344
Other current liabilities	501	680
Total current liabilities	5,330	4,243

Lease liability, net of current portion	921	558
Convertible debt and warrant liability, at fair value	5,901	11,285
Other long-term liabilities	300	—
Total liabilities	12,452	16,086
Commitments and contingencies (Note 11)

Stockholders' deficit:

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 58,622,086 issued and outstanding as of September 30, 2023; 9,763,838 issued and outstanding as of December 31, 2022	6	1
Class B Stock, par value $0.0001; 1,000,000,000 authorized; 35,175,370 issued and outstanding at September 30, 2023; 0 issued and outstanding at December 31, 2022	4	3
Additional paid-in capital	252,318	209,564
Accumulated deficit	(256,588)	(218,616)
Total stockholders' deficit	(4,260)	(9,048)
Total liabilities and stockholders' deficit	$8,192	$7,038

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$117	$—	$117	$—

Cost of revenue	1,013	—	1,013	—
Depreciation	1	—	1	—
Total cost of revenue	1,014	—	1,014	—
Gross loss	(897)	—	(897)	—

Operating expenses:
Stock-based compensation	4,689	10,163	16,306	34,370
Research and development	2,241	2,564	10,690	6,794
General and administrative	4,810	1,985	12,808	7,236
Advertising	104	1,494	284	5,131

Total operating expenses	11,844	16,206	40,088	53,531

Operating loss	(12,741)	(16,206)	(40,985)	(53,531)

Other income (expense):
Interest expense	(33)	(5)	(73)	(5)
Paycheck protection program forgiveness	—	—	—	397
Gain/(loss) on sale or disposal of property and equipment	(80)	—	30	(152)
Warrant expense	—	—	(984)	—
Gain on convertible debt and warrant liability	1,903	—	4,007	—
Other income	—	63	33	165

Total other income, net	1,790	58	3,013	405

Net loss	$(10,951)	$(16,148)	$(37,972)	$(53,126)

Loss per share, basic and diluted	$(0.22)	$(2.06)	$(1.09)	$(7.22)

Weighted average number of common shares outstanding used in computing loss per share:	49,101,347	7,848,640	34,875,703	7,363,248

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2023
	Common Stock
	Class A			Class B		Additional	Accumulated
	Shares	Amount		Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at June 30, 2023	38,174,853	$4	-	33,825,370	$3	$246,173	$(245,637)	$543
Common stock issued for cash	15,266,667	2		—	—	1,245	—	1,247
Class B stock issued	—	—		1,350,000	1	—	—	1
Stock-based compensation	—	—		—	—	4,730	—	4,730
Common stock issued under stock compensation plans	3,913,236	—		—	—	—	—	—
Exercise of Series B warrants	1,005,000	—		—	—	120	—	120
Conversion of long term debt to equity	262,330	—		—	—	50	—	50
Stock-based commitment fee liability (Note 12)	—	—		—	—	—	—	—
Net loss	—	—	-	—	—	—	(10,951)	(10,951)

Balance at September 30, 2023	58,622,086	$6	-	35,175,370	$4	$252,318	$(256,588)	$(4,260)

Nine Months Ended September 30, 2023
	Common Stock
	Class A			Class B		Additional	Accumulated
	Shares	Amount		Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2022	9,763,838	$1	-	31,125,370	$3	$209,564	$(218,616)	$(9,048)
Common stock issued for cash	23,563,726	3		—	—	6,165	—	6,168
Class B stock issued	—	—		4,050,000	1	—	—	1
Stock-based compensation	—	—		—	—	16,172	—	16,172
Common stock issued under stock compensation plans	3,913,236	—		—	—	—	—	—
Shares issued for services	145,935	—		—	—	106	—	106
Exercise of Series A and B warrants	6,422,100	—		—	—	3,420	—	3,420
Exercise of stock options	77,973	—		—	—	547	—	547
Conversion of long term debt to equity	14,735,278	2		—	—	16,344	—	16,346
Stock-based commitment fee liability (Note 12)	—	—		—	—	—	—	—
Net loss	—	—	-	—	—	—	(37,972)	(37,972)

Balance at September 30, 2023	58,622,086	$6	-	35,175,370	$4	$252,318	$(256,588)	$(4,260)

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2022
	Common Stock
	Class A		Class C		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance at June 30, 2022	7,657,322	$1	—	$—	28,425,370	$3	$185,449	$(184,913)	$540
Common stock issued for cash	446,815	—	—	—	—	—	6,390	—	6,390
Class B stock issued	—	—	—	—	1,350,000	—	—	—	—
Stock-based compensation	1,434,554	—	—	—	—	—	10,163	—	10,163
Net loss	—	—	—	—	—	—	—	(16,148)	(16,148)

Balance at September 30, 2022	9,538,691	$1	—	$—	29,775,370	$3	$202,002	$(201,061)	$945

Nine Months Ended September 30, 2022
	Common Stock
	Class A		Class C		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance at December 31, 2021	6,854,576	$1	5,000	$—	25,725,370	$2	$151,734	$(147,935)	$3,802
Common stock issued for cash	1,172,561	—	—	—	—	—	15,272	—	15,272
Shares issued for services and rent guarantees	2,000	—	5,000	—	—	—	10	—	10
Class B stock issued	—	—	—	—	4,050,000	1	—	—	1
Exchange of class C to class A stock	75,000	—	(10,000)	—	—	—	572	—	572
Stock-based compensation	1,434,554	—	—	—	—	—	34,414	—	34,414
Net loss	—	—	—	—	—	—	—	(53,126)	(53,126)

Balance at September 30, 2022	9,538,691	$1	—	$—	29,775,370	$3	$202,002	$(201,061)	$945

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,972)	$(53,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	465	193
Employee stock-based compensation	16,306	34,370
Non-employee stock-based compensation	106	627
Non-cash warrant expense	984	—
Paycheck Protection Loan Program	—	(397)
Net change in operating lease assets and liabilities	(22)	(16)
Loss on write-off of inventory	896	—
(Gain)/loss on the sale or disposal of property and equipment	(30)	152
Gain on fair value of convertible debt and warrant liability	(4,007)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	243	42
Inventory	(797)	—
Other assets	(558)	(205)
Accounts payable and accrued liabilities	500	1,798
Other current liabilities	(117)	721
Other long-term liabilities	300	—
Net cash used in operating activities	(23,703)	(15,841)

Cash flows from investing activities:
Purchases of property and equipment	(1,571)	(1,394)
Proceeds from the sale of property and equipment	559	230
Payments on financing lease liability	(77)	—
Net cash used in investing activities	(1,089)	(1,164)

Cash flows from financing activities:
Proceeds from public offering, net of equity offering costs	18,595	15,273
Proceeds from the issuance of convertible debt	7,330	—
Payments on convertible debt	(2,353)	—
Proceeds from the exercise of stock options	547	—
Net cash provided by financing activities	24,119	15,273
Net decrease in cash	(673)	(1,732)
Cash, beginning of period	2,701	3,146
Cash, end of period	$2,028	$1,414

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$5
Interest	$1	$—

Supplemental disclosure of non-cash investing and financing activities:
Debt converted to equity	$16,464	$—
Capital expenditures included in accounts payable and other accrued liabilities	$196	$193
Stock-based compensation expense capitalized to property and equipment	$172	$—

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

Transactions that occurred in connection with the Reorganization Merger are considered transactions between entities under common control, and thus the financial statements for periods prior to the Reorganization Merger have been adjusted to combine the previously separate entities for presentation purpose. See more information regarding shares of common stock authorized, issued and outstanding in connection with the Reorganization Merger in Note 12 – Stock-based Compensation and Common Stock.

Organization

Nxu is a US-based technology company building megawatt (“MW”) charging stations and developing innovative battery cells and battery packs for use in advanced energy storage systems, and mobility products. The Company believes that widespread adoption of EVs by the commercial and industrial markets requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products. Nxu designs, engineers, and plans to build proprietary 1 megawatt plus charging stations, lithium-ion (“Li-ion”) battery cells and packs, energy storage solutions and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC") on March 16, 2023 (“2022 Form 10-K") pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company has made its disclosures in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2022 Form 10-K.

Certain amounts in the accompanying unaudited condensed consolidated financial statements and the accompanying notes may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.

Correction of Immaterial Misclassification

Management identified an immaterial classification error related to research and development costs previously reported as general and administrative expense in the June and September 30, 2022 unaudited condensed consolidated financial statements. The correction resulted in an increase to research and development costs of $1.9 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, with a corresponding decrease to general and administrative expenses. The reclassification of costs allows for a more accurate presentation of research and development costs and had no impact on total operating expenses, net loss, total assets, total liabilities or shareholders’ equity (deficit).

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

During the nine-month period ended September 30, 2023, the Company incurred a net loss of $38.0 million and had net cash used in operating activities of $23.7 million. As of September 30, 2023, the Company had $2.0 million in cash and an accumulated deficit of $256.6 million.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the condensed consolidated financial statements.

Property, Equipment, and Software

Property and equipment consists of charging station equipment, leasehold improvements, other tools and equipment, and vehicles, and is stated at cost, less accumulated depreciation and amortization.

The Company capitalizes direct costs of materials and services consumed in developing internal-use software in accordance with ASC 350-40. The Company also capitalizes payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project. Capitalization of costs begins during the application development stage and ends when the software is available for general use. Capitalized costs for internal-use software are amortized on a straight-line basis over the useful lives once the software is ready for intended use and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred.

Depreciation begins when the asset is placed in service and is computed using the straight-line method over the lesser of the remaining lease term or the following estimated useful lives:

Charging station equipment	5 years
Leasehold improvements	5 years
Tools and plant equipment	5 years
Office equipment	5 years
Vehicles	5 years
Software	3 years

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

Revenue Recognition

The company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606") following the five-step model: 1) identification of the contract, 2) identification of performance obligations, 3) determination of transaction price, 4) allocation of transaction price, and 5) recognition of revenue. The Company’s sources of revenue are primarily from retail charging services and battery systems and components sales.

Retail Charging Services

The Company provides electricity for its customers through the use of its megawatt charging station equipment. The transaction price of the charging services is set forth in the customer contracts. The Company satisfies its performance obligation at the point in time in which electricity is delivered to the customer’s vehicle. Revenue is recognized as the agreed upon purchase price, typically calculated as a dollar amount per kilowatt hour provided.

Battery Systems and Components

The Company was contracted to provide certain battery systems and components to a customer. The transaction price of the contract was set forth in the customer contract and was allocated to the separate discrete performance obligations of the contract. The company satisfied certain performance obligations at the point in time in which it delivered components to the customer and the risks and rewards of the components passed to the customer. Revenue is recognized as the cost of battery system and components as the Company did not charge a markup on the products.

Cost of Revenue

Cost of retail charging services revenue includes the energy usage fees, maintenance and repair expenses on charging equipment, and depreciation and amortization associated with the charging station equipment.

Cost of battery systems and components sales include costs to acquire the components for sale to the customer and adjustments to reflect inventory at the lower of cost or net realizable value.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company classifies equity-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, less actual forfeitures.

3.	Revenue

Prior to the three months ended September 30, 2023, the Company was in a pre-revenue development stage. In the three months ended September 30, 2023, the Company recognized the following in disaggregated revenue (in thousands):

Three Months Ended September 30, 2023

Battery systems and components sales	$117
Retail charging services	—
Total revenue	$117

The battery system and components sales were recognized upon partial satisfaction of the performance obligations of a customer contract to produce and deliver battery systems and components. In addition, the Company recorded a contract liability in connection with the revenue not yet recognized for the remaining performance obligations of the contract. The Company subsequently determined it was unable to perform the remaining obligations, and is currently in discussions with the customer to reach a mutually negotiated settlement to resolve the remaining performance obligations enumerated in the contract. As of September 30, 2023 and December 31, 2022, the Company had a remaining contract liability under the contract of $0.41 million and $0.52 million, respectively, and is presented within other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On September 27, 2023, the Company also launched its first megawatt charging station to deliver electricity to customer electric vehicles. To generate customer interest, the Company offered customers significant discounts for use at the charging station, resulting in a nominal amount of revenue in the three months ended September 30, 2023.

4.	Inventory

Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and generally consists of raw materials and work in progress. The Company calculates inventory value on the first-in, first-out (“FIFO”) basis. NRV is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. The following table summarizes the components of inventory in the unaudited condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022

Raw materials	$—	$98
Work in process	—	—
Total inventory	$—	$98

During the three months ended September 30, 2023, the Company determined it would no longer be able to complete the remaining work in process related to a customer contract for battery systems and components. As a result, the net realizable value of the inventory was $0, and the Company wrote-off approximately $0.90 million of inventory to cost of goods sold in the accompanying unaudited condensed consolidated statements of operations.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Charging station equipment	$263	$—
Leasehold improvements	151	261
Tools and plant equipment	2,489	2,354
Office equipment	318	114
Software	451	—
Vehicles	70	70
Total property and equipment excluding construction in progress	3,742	2,799
Less: accumulated depreciation and amortization	(662)	(358)
Property and equipment excluding construction in progress, net	3,080	2,441
Charging station equipment construction in progress	61	—
Property and equipment, net	$3,141	$2,441

Depreciation and amortization expense was $0.16 million and $0.46 million for the three and nine months ended September 30, 2023, respectively, of which $0.16 million and $0.46 million was recorded to general and administrative expense, and a nominal amount was capitalized to cost of revenue. Depreciation and amortization expense was $0.08 million and $0.25 million for the three and nine months ended September 30, 2022, respectively, all of which was recorded to general and administrative expense.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Tax credit receivable	$372	$—
Prepaid insurance	54	765
Prepaid rent	—	3
Other prepaid expenses	199	100
Total prepaid expenses and other current assets	$625	$868

7.	Other Assets

Other assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Security deposits	$680	$101
Vendor deposits	—	21
Total prepaid expenses and other current assets	$680	$122

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Accounts payable	$2,838	$1,523
Accrued compensation and benefits	466	234
Other accrued liabilities	349	1,462
Total accounts payable and accrued liabilities	$3,653	$3,219

9.	Income Taxes

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

The Company generated an income tax benefit of $9.5 million for the nine months ended September 30, 2023, resulting in a cumulative income tax benefit of $60.2 million. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2023 and 2022 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

10.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the three and nine months ended September 30, 2023 and 2022, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(10,951)	$(16,148)	$(37,972)	$(53,126)

Denominator:
Weighted-average shares of Class A common stock outstanding	49,101,347	7,848,640	34,875,703	7,363,248

Net loss per share, basic and diluted	$(0.22)	$(2.06)	$(1.09)	$(7.22)

11.	Commitments and Contingencies

 Registration Rights

The holders of the convertible notes that were issued have registration rights that required the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement, as amended, that was signed in conjunction with the convertible notes.

Contract Losses

In December 2021, the Company entered into an agreement ("Agreement") with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. On October 27, 2023, the Parties agreed to a settlement whereby the Company has agreed to pay a termination fee of $0.70 million to QAD over a 21-month period, upon which the Company will be released from the contract. The Company accrued the portion of the fee due within the next twelve months of $0.4 million in accounts payable and accrued liabilities, and the remaining portion within other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023.

The Company is not currently subject to any other material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against the Company. From time to time, the Company may be a party to certain legal or regulatory proceedings in the ordinary course of business. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, management does not expect that any such future proceedings will have a material effect on the Company’s financial condition or results of operations.

12.	Stock-based Compensation and Common Stock

Stock-based Compensation

Employees, non-employee directors and consultants of the Company participate in the 2023 Omnibus Incentive Plan (the "Plan") and are granted Nxu stock-based awards, which include restricted stock units (“RSUs”) and stock options.

During the three and nine months ended September 30, 2023, the Company granted RSUs that vest over various periods, ranging from immediate to increments over a period of three years. The Company has generally accounted for RSUs as liability classified awards; the awards are granted at a fixed dollar amount settled in a variable number of shares, as such, the fair value approximates the fixed dollar amount at inception. As such, the RSUs will be measured at fair value at the grant date and remeasured at the end of each reporting period until fully vested. RSUs granted and classified as equity awards are measured at fair value based on the closing price of the company’s common stock on the grant date. Compensation cost for RSUs is recognized on a straight-line basis over the requisite service period, which is the vesting period. In accordance with ASC 718-10-35-8, the amount of compensation cost recognized will at least equal the portion of the grant-date value of the award that is vested at that date.

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

A summary of stock-based compensation recognized during the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Restricted stock units (classified as liabilities)	$1,751	$—	$3,042	$—
Restricted stock units (classified as equity)	758	110	1,037	410
Stock options	2,352	10,053	12,399	33,960
Total stock-based compensation	4,861	10,163	16,478	34,370
Stock-based compensation capitalized to property and equipment	(172)	—	(172)	—
Stock-based compensation, net of capitalized amount	$4,689	$10,163	$16,306	$34,370

As of September 30, 2023, the total unrecognized compensation related to outstanding stock option awards and restricted stock units was $18.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 years. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

2023 Omnibus Incentive Plan

On May 12, 2023, the Company adopted the 2023 Omnibus Incentive Plan. The purposes of the Plan are to a) encourage the growth of the Company through short and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant (i) Options, (ii) Stock Appreciation Rights, (iii) Restricted Shares, (iv) Restricted Stock Units, (v) Performance-Based Awards (including performance-based Restricted Shares and Restricted Stock Units), (vi) Other Share-Based Awards, (vii) Other Cash-Based Awards or (viii) any combination of the foregoing. The Plan was originally adopted in connection with the consummation of the Company’s Reorganization Merger as contemplated by that certain agreement and plan of merger, dated as of April 14, 2023, by and among the Company, Atlis Motor Vehicles Inc., and such other parties to the agreement.

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

Common Stock

Organizational Structure

As described in Note 1 - Organization and Basis of Presentation, on May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its Reorganization Merger to Nxu, Inc., a Delaware Corporation (the “Company” or “Nxu”). At the effective time of the Reorganization Merger, all of the issued and outstanding shares of Atlis’s Class A common stock, par value $0.0001 per share (“Atlis Class A Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class A common stock, par value $0.0001 per share (“Nxu Class A Common Stock”) and all of the issued and outstanding shares of Atlis’s Class D common stock, par value $0.0001 per share (“Atlis Class D Common Stock” and, together with Atlis Class A Common Stock, “Atlis Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class B common stock, par value $0.0001 per share (“Nxu Class B Common Stock” and, together with Nxu Class A Common Stock, “Nxu Common Stock”), and, as a result, the current stockholders of Atlis automatically became stockholders of Nxu, holding the same number and percentage of shares of Nxu Common Stock as they held of Atlis Common Stock as of immediately prior to the Reorganization Merger.

Issuance and conversion of shares of common stock pursuant to the Reorganization Merger are considered transactions between entities under common control. As a result, the unaudited condensed consolidated financial statements for periods prior to these transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

In 2022, the Company issued Class B shares of common stock. These shares are not traded openly nor available for sale to the public. Class B shares are offered only to the (1) Chief Executive Officer and (2) President of the Company. At all meetings of stockholders and on all matters submitted to a vote of stockholders of the Corporation generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder. The shares of Class B common stock are not entitled to receive any dividends or any distribution upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class B shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class B shares owned by such holder. Shares of Class B common stock were issued to the (1) Chief Executive Officer and (2) President in the amount of 31.1 million shares as of December 31, 2022.

Common Stock Offerings

On February 21, 2023, the Company completed a public offering of 8.3 million units at a public offering price of $1.56 per unit (the “February 2023 Offering”). Each unit consists of one share of Class A common stock, Series A warrants to purchase 0.65 shares of Class A common stock (the “Series A Warrants”), and Series B warrants to purchase 0.75 shares of Class A common stock (the “Series B Warrants”). See Note 13 - Convertible Notes and Warrant Liability for more information regarding the Series A and Series B warrants. Proceeds from the offering, net of offering costs, were approximately $12.0 million.

On August 11, 2023, the Company completed a public offering of 16.7 million units at an offering price of $0.30 per unit (the “August 2023 Offering”). Each unit consists of one share of Class A common stock (or a pre-funded warrant in lieu thereof) and one common warrant, with each warrant exercisable for two shares of Class A common stock at an exercise price of $0.30 per share (the “August 2023 Warrants). See Note 13 - Convertible Notes and Warrant Liability for more information regarding the August 2023 warrants. Proceeds from the offering, net of offering costs, were approximately $4.5 million.

On September 27, 2022, a stock purchase agreement between the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, respectively (together, “GEM Global”) became effective whereby GEM Global committed to purchase up to $300.0 million in shares of the Company’s Class A common stock for up to three years (the “GEM Stock Purchase Facility”). In connection with the GEM Stock Purchase Facility, GEM Global would earn a commitment fee proportionate to number of shares sold in the first year, or a $6.0 million commitment fee on September 27, 2023 if no shares were sold. As of September 27, 2023, the Company had not sold any shares under the GEM Stock Purchase Facility and, as such, registered 50.0 million Class A common shares, 34.0 million of which were immediately issuable to GEM Global for payment of the commitment fee. Additionally, in connection with the share registration, approximately 0.34 million warrants were issuable to GEM Global. As the shares had not been issued to GEM Global by September 30, 2023, the Company recorded a $6.0 million commitment fee liability within stockholders’ deficit and a corresponding offset in stockholder’s deficit which will offset any future sales on the facility in the accompanying unaudited condensed consolidated balance sheets. On October 2, 2023, the 34.0 million shares of Class A common stock and 0.34 million common stock warrants were issued to GEM Global.

The total number of shares of all classes of capital stock which the Company has authority to issue is 5.0 billion shares, consisting of (1) 5.0 billion authorized shares of common stock, including (a) 4.0 billion authorized shares of Class A Common Stock, (b) 1.0 billion authorized shares of Class B common stock and (2) 10.0 million authorized shares of preferred stock, par value $0.0001 per share.

13.	Convertible Notes and Warrant Liability

Convertible Notes

On November 3, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Investors”), pursuant to which the Company agreed to issue to the Investors Senior Secured Original Issue 10% Discount Convertible Promissory Notes (“Convertible Notes” or “Notes”) and common stock warrants to purchase a number of shares of the Company’s Class A common stock equal to 30% of the face value of the Notes divided by the volume weighted average price (“VWAP”), in three tranches.

The Convertible Notes are convertible solely into Class A common stock of the Company at a conversion price of (a) $15 per share (“Fixed Conversion Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (“Variable Conversion Price”), whichever is lower. The Fixed Conversion Price includes a one-time reset at the 6-month anniversary of the Original Issuance Date (the “Reset Date”) to the lower of the conversion price (with the Variable Conversion Price determined as if the conversion notice was delivered on the Reset Date) and 130% of the daily VWAP of the common stock for the trading day immediately prior to the Reset Date.

All Convertible Notes and related common stock warrants, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time. Upon an event of default, the Convertible Notes earn interest at a rate of 10% per annum.

First Tranche

On November 3, 2022, the Company issued the first tranche of the Convertible Notes in the aggregate principal amount of $10.0 million and common stock warrants to purchase up to an aggregate of 231,312 shares of Class A common stock (the “First Tranche”) to the Investors pursuant to the Purchase Agreement for net proceeds of $9.0 million. These Convertible Notes have a maturity date of 24 months from the issuance date. Subsequently, upon reaching the Reset Date, the exercise price of the remaining balance was changed to $0.6403 per share. These Convertible Notes are secured by a first priority security interest in all of the assets of the Company.

On January 5, 2023, the Company entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company and each Investor agreed, among other things, to amend the terms and conditions of the second tranche of funding and terminate the third tranche of funding contemplated under the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company also issued a warrant to the Investors to purchase up to an aggregate of 537,960 shares of the Company’s Class A common stock (the “Purchase Agreement Amendment Tranche”).

Second Tranche

On January 27, 2023, the Investors exercised their rights to purchase the allowable amounts under the Purchase Agreement Amendment and the Company issued the second tranche of the Convertible Notes in the aggregate principal amount of $10.0 million and common stock warrants to purchase up to an aggregate of 942,034 shares of Class A common stock (the “Second Tranche”) to the Investors pursuant to the Purchase Agreement for net proceeds of $9.0 million. These Convertible Notes have a maturity date of 60 months from the issuance date. Subsequently, upon reaching the Reset Date, the exercise price of the remaining balance was changed to $0.7488 per share.

The Company elected the fair value option to account for the Convertible Notes, as further discussed in Note 14 – Fair Value. As such, the Company recorded the Convertible Notes at fair value and subsequently remeasures them at fair value at each reporting date. Changes in fair value are recognized as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. Activity related to the Company’s Convertible Notes during the nine month period ended September 30, 2023 were as follows (in thousands):

Nine Months Ended September 30, 2023

Balance at December 31, 2022	$10,911
Convertible Notes issued during the period	7,330
Conversions	(16,344)
Payments	(2,353)
Change in fair value measurement	1,902
Convertible Notes liability at September 30, 2023	$1,446

Subsequent to September 30, 2023, approximately $1.2 million of the outstanding principal of the Second Tranche was converted to shares of Class A commons stock.

On April 11, 2023, the Company received a notice from Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Global Market. The Company acknowledges that receipt of the notice from Nasdaq constituted an event of default under its Convertible Notes agreements. As a result, unless waived by the holders, the Convertible Notes began accruing default interest at a rate of 10% per annum and the Company is obligated to pay to the holders $1.4 million, which amount represents 100% of the sum of (x) the outstanding principal of the Convertible Notes as of April 11, 2023 and (y) accrued and unpaid interest thereon.

As of September 30, 2023, the Company acknowledges the event of default had not been cured, as the Company remained out of compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Global Market. As such, a total of $0.08 million was accrued as interest payable on the Convertible Notes as of September 30, 2023.

Warrant Liability

As discussed in previous sections of this Form 10-Q, the Company has issued warrants in connection with various capital raises. The following tables summarizes the Company’s warrants outstanding as of September 30, 2023 and December 31, 2022:

Warrants Outstanding
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series A	Series B	August 2023

December 31, 2022	231,312	—	—	—	—	—
Issued	—	537,960	942,034	5,417,100	6,250,500	33,333,334
Exercised	—	—	—	(5,417,100)	(1,005,000)	—
September 30, 2023	231,312	537,960	942,034	—	5,245,500	33,333,334

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$15		$0.5910
Purchase Agreement Amendment	1/5/2023	6/5/2023	$15		$0.5825
Second Tranche	1/27/2023	7/30/2023	$15		$0.6912
Series A	2/21/2023	No Reset	$0		N/A
Series B	2/21/2023	No Reset	$1.56	(1)	N/A
August 2023	8/11/2023	No Reset	$0.30	(2)	N/A

(1)	Excludes 924,750 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants, as discussed below.

In connection with the issuance of the Convertible Notes, the Investors received a number of common stock warrants equal to 30% of the face value of the Convertible Notes divided by the VWAP prior to the applicable closing date. The common stock warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $15 per share (“Exercise Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (“Variable Exercise Price”), whichever is lower. The Exercise Price included a one-time reset at the 6-month anniversary of the initial exercise date (the “Reset Date”) to the lower of the initial Exercise Price and 120% of the daily VWAP on the trading day prior to the Reset Date. The common stock warrants issued in First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche have a five-year exercise period from their respective issuance date. Subsequently to their issuance, upon reaching the Reset date, the Exercise Price of these warrants was changed to $0.5910, $0.5825, and $0.6912 per share for the First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche, respectively.

As discussed in Note 12 – Stock-based Compensation and Common Stock, in connection with the February 2023 Offering, the purchasing shareholders received Series A and Series B Warrants with each Class A common share issued. All Series A warrants were exercised following issuance for no consideration. The Series B Warrants were exercisable upon completion of the Reorganization Merger and will expire five years from the merger date.

As discussed in Note 12 – Stock-based Compensation and Common Stock, in connection with the August 2023 Offering, the purchasing shareholders received August 2023 Warrants with each Class A common share issued. The Company also issued pre-funded warrants (the “Pre-Funded Warrants”) which were immediately exercisable for one share of Class A common stock at an Exercise Price of $0.0001 and do not expire until exercised. The August 2023 Warrants were immediately exercisable and expire three years from the date of issuance.

In connection with the August 2023 Offering, the Company amended existing Series B warrant agreements to authorize certain Investors to purchase 1,929,750 shares of the Company’s Class A common stock for no consideration. As of September 30, 2023, 1,005,000 of these Series B warrants were exercised. Series B warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period. As such, the change in the valuation of the liabilities as a result of the amendment to the Series B warrant agreements are reflected in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023.

The First Tranche, Purchase Agreement Amendment tranche, Second Tranche, Series A, Series B, and August 2023 Warrants (together, the “Common Stock Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company records the Common Stock Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, and further discussed in Note 14 – Fair Value. Activity related to the Company’s warrants during the nine month period ended September 30, 2023 were as follows (in thousands):

September 30, 2023

Balance at December 31, 2022	$374
Warrants issued during the period	13,410
Warrants exercised during the period	(3,420)
Change in fair value measurement	(5,909)
Warrant liability at September 30, 2023	$4,455

14.	Fair Value

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands).

Description:	Level	September 30, 2023	December 31, 2022
Convertible Notes	3	$1,446	$10,911
Warrant liability	3	4,455	374
Convertible Notes and warrant liability, at fair value		$5,901	$11,285

Convertible Notes

The Company accounts for its Convertible Notes under ASC 815, Derivatives and Hedging (“ASC 815”), and as such has elected to account for the instrument under the fair value option under ASC 825. Using the fair value option, the Convertible Notes are required to be recorded at initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as non-cash changes in the fair value of the Convertible Notes in other income (expense), net in the Company’s unaudited condensed consolidated statements of operations. The fair value of the conversion feature of the Convertible Notes were valued utilizing the Monte Carlo simulation model.

As a result of applying the fair value option, direct costs and fees related to the Convertible Notes were expensed as incurred and were not deferred.

The following table provides the fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Convertible Notes fair value	$1,446	$10,911
Convertible Notes, contractual principal outstanding	1,303	10,000
Fair value less unpaid principal balance	$143	$911

The estimated fair value of the Convertible Notes was based on the following significant inputs:

	September 30, 2023		December 31, 2022
	First Tranche	Second Tranche	First Tranche

Risk-free interest rate	5.42%	5.35%	4.46%
Time to expiration (in years)	1.09	1.26	1.84
Expected volatility	95%	95%	85%
Dividend yield	—	—	—
Stock price	$0.20	$0.20	$3.25
Original face value	$10,000,000	$10,000,000	$10,000,000
Fixed conversion rate	$0.64	$0.75	$15.00
Roll-forward discount rate	6.03%	20.85%	5.11%

Warrant Liability

 The Common Stock Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the warrants are recorded in other income (expense), net in the unaudited condensed consolidated statements of operations each period. Changes in fair value of the liability resulting from the cumulative changes in instrument-specific credit risk will be presented in accumulated other comprehensive income. As of September 30, 2023, there were no changes in the liability related to credit risk.

The Common Stock Warrants are valued using a Monte Carlo simulation model, except for the Series B Warrants, which are valued using the Black Scholes simulation models, all of which are considered to be Level 3 fair value measurements. Inherent in an options pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following tables provide quantitative information regarding Level 3 fair value measurements for Common Stock Warrants September 30, 2023 and December 31, 2022.

	September 30, 2023					December 31, 2022
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	First Tranche

Risk-free interest rate	4.60%	4.60%	4.60%	4.66%	4.60%	4.46%
Time to expiration (in years)	4.09	4.26	4.26	4.40	2.86	1.84
Expected volatility	100%	100%	100%	125%	100%	85%
Dividend yield	—	—	—	—	—	—
Stock price	$0.20	$0.20	$0.20	$0.20	$0.20	$3.25
Exercise price	$0.59	$0.58	$0.69	$1.56	$0.30	$15.00

15.	Subsequent Events

Issuance of Class A Common Stock and Warrants to GEM Global

On October 2, 2023, the Company issued 34.0 million shares of Class A common stock and 0.34 million common stock warrants to GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, respectively (together, “GEM Global”). The issuance served as payment of a commitment fee in connection with a stock purchase agreement with GEM Global pursuant to which GEM Global committed to purchase up to $300.0 million in shares of the Company’s Class A common stock. The Company has not sold any shares under the stock purchase agreement to GEM Global under the agreement. See Note 12 – Stock-based Compensation and Common Stock for further information.

Nasdaq Notice

On October 10, 2023, the Company received a notice from Nasdaq stating that the Company did not regain compliance with the minimum bid price requirement within the 180-day period provided and is not eligible for a second 180-day period because it does not comply with the $5 million initial listing requirement for Nasdaq. As a result, Nasdaq determined that, unless the Company timely requested a hearing before the Panel, its Class A common stock would be suspended. The Company timely requested a hearing, and on October 17, 2023, it received formal notice from Nasdaq that such hearing is scheduled to be held on December 14, 2023. The delisting action has been stayed, pending a final written decision by the Panel. At the hearing, the Company will present a plan to the Panel that includes a discussion of the events that it believes will enable it to regain compliance.

Public Offering

On October 23, 2023, the Company completed a public offering of 86.0 million shares of its Class A common stock at an offering price of $0.035 per share. Proceeds from the offering, before offering costs, were approximately $3.0 million.

Contract Settlement

On October 27, 2023, the Company entered into a settlement agreement with a vendor related to a dispute over a failed software implementation. The Company has agreed to pay a $0.70 million termination fee over the next 21 months which will resolve the dispute. See Note 11 – Commitments and Contingencies for further information.

August 2023 Warrants Amendments

On November 6, 2023, the Company and certain holders of the August 2023 Warrants agreed to amend the terms of the original warrant agreement to remove a feature that precludes the warrants from being considered indexed to the Company’s own stock. No other changes were made to the agreement.

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

Our investor relations website is located at https://nxuenergy.com/investors. At or through the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 10-K, other reports and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC. Additionally, the Company uses its website, nxuenergy.com and social media channels including Instagram, YouTube, Facebook, LinkedIn, and X (formerly known as Twitter) (@Nxu) to disclose information about the company and its products to customers, investors, and the public. It's important to note that this information is not incorporated by reference in any reports or documents filed with the SEC, and website URLs are intended to be inactive textual references only. The information posted on these channels may be considered material, so investors should monitor them in addition to press releases, SEC filings, and public conference calls and webcasts. By enrolling your email address to any of our newsletters, you may receive automatic alerts and other information about Nxu.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Nxu” and “Company” refer to Nxu, Inc. and its consolidated subsidiaries.

Company Overview

Nxu, Inc. is a US-based technology company building energy and infrastructure solutions for consumers and businesses to enable faster transition to electrification across all market segments. We design, engineer, and build megawatt charging stations, innovative battery cells and battery packs for use in advanced energy storage systems and mobility products. We believe that widespread adoption of EVs across all market segments, especially by the commercial and industrial markets requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products in terms of capability, performance and charge time.

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

Nxu is an early-stage company and as such, has incurred losses from operations and have had negative cash flows from operating activities since our inception.

Strategic Focus on Megawatt Charging

In the third quarter of 2023, the Company made a strategic shift to prioritize development and deployment of our megawatt charging system. In September 2023, the Company launched the Nxu One Megawatt+ Charging System (“Nxu One”) in Mesa, Arizona and offered customers $1 charges for the first week in promotion of the product deployment.

In connection with the launch, we successfully demonstrated that the Nxu One differentiates itself amongst other charging units as it is the only charging system on the market capable of delivering more than 700kW of universal charging. It is designed to support up to 4.5MW of bi-directional DC power and up to 50kW of bi-directional AC power. Nxu One adapts to all vehicles that support either Tesla’s North America Charging Standard (NACS) or the Combined Charging System (CCS), charging as fast and with as much power as the vehicle will allow. Due to the fast-charging and vehicle-agnostic connection capabilities of the Nxu One, in the three days of production, we successfully delivered 1,224 kilowatt hours (“kWh”) of energy to charging customers as of September 30, 2023.

In connection with the shift to concentrate the Company’s resources on charging technology in 2023, Nxu paused development and production of proprietary battery cells, battery packs and related systems and components. Development and production of batteries is expected to resume in the near term.

Capital Funding and Cost Management

During the nine months ended September 30, 2023, Nxu raised approximately $26.0 million, net to fund the Company’s development, production and deployment of energy and infrastructure solutions. We continue to focus on strategic capital financing, conscientious operational spending and managing the Company’s cash position to optimize our potential for growth and profitability.

 Company and Industry Outlook

We are focused on building products to capture the commercial and industrial markets which represent a portion of the electric vehicle opportunity that we believe is not fully serviced by existing EV solutions. Individuals and companies that make up these segments require vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. However, limited battery capacity, range anxiety, and long charge times continue to be primary challenges to electrification. The Company is developing products aimed at addressing these challenges. Our planned products include our proprietary mega-watt charging infrastructure and energy storage solutions, and, in the long-term, a return to our proprietary battery cells, Qube pack technology, a modular and scalable electric powered platform, and an electric pickup truck.

Our strategy is to focus on execution, both in the near-term and in the long-term. Following a recent shift in focus, we are currently developing our megawatt charging station in our Mesa, AZ facility. As of September 30, 3023, we have successfully launched our first charging station as of September 2023.

Our operations have been financed primarily through net proceeds from the sale of securities. During the nine months ended September 30, 2023, we raised approximately $26.0 million net, after expenses, through a mix of convertible notes and S-1 Follow-on offerings. The Company intends to continue obtaining additional capital through the public markets and other means. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Factors Affecting Our Performance

We are an early-stage company and have generated minimal revenue through the sale of our products and services. The success of our business depends on many factors. While these factors present significant opportunities for our business, they also pose risks and challenges, including those discussed in “Risk Factors” found elsewhere in this Form 10-Q, that we must successfully address to achieve growth, improve our results of operations, and generate profits.

•	Ability to Develop, Launch, and Expand Our Products – In order to commercialize our products and services, we must test and validate them to ensure they meet the appropriate performance and safety requirements. In addition, our ability to grow and succeed in the long run will depend on our ability to successfully develop, launch, and standardize our products.
•	Ability to Attract Customers – Our initial market entry and subsequent growth will depend on our ability to attract consumer and commercial customers. We are in the very early stages of customer development and an inability to build brand awareness or to attract customers would substantially impact our ability to establish revenue or improve our financial results.
•	Access to Capital –In our nascent stage, we rely on the capital markets to fund our development and expected initial growth. We use this capital to fund our product development efforts, our go-to-market strategy and our business operations. Any change in our ability to successfully raise capital in the future will impact the company’s financial well-being and our ability to meet execution milestones.

Results of Operations

The following table sets forth certain statement of operations data for the three and nine-month periods ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,

	2023	% of Total operating expenses	2022	% of Total operating expenses	Change	2023	% of Total operating expenses	2022	% of Total operating expenses	Change

Revenue	$117	1%	$—	—%	$117	$117	—%	$—	—%	$117

Cost of revenue	1,013	9	—	—	1,013	1,013	3	—	—	1,013
Depreciation	1	—	—	—	1	1	—	—	—	1
Total cost of revenue	1,014	9	—	—	1,014	1,014	3	—	—	1,014
Gross loss	(897)	(8)	—	—	(897)	(897)	(3)	—	—	(897)

Operating expenses
Stock-based compensation	4,689	40	10,163	63	(5,474)	16,306	41	34,370	64	(18,064)
Research and development	2,241	19	2,564	16	(323)	10,690	27	6,794	12	3,896
General and administrative	4,810	41	1,985	12	2,825	12,808	32	7,236	14	5,572
Advertising	104	—	1,494	9	(1,390)	284	—	5,131	10	(4,847)

Total operating expenses	11,844	100	16,206	100	(4,362)	40,088	100	53,531	100	(13,443)

Operating loss	(12,741)	—	(16,206)	—	3,465	(40,985)	—	(53,531)	—	12,546

Other income, net	1,790	—	58	—	1,732	3,013	—	405	—	2,608

Net loss	$(10,951)	—%	$(16,148)	—%	$5,197	$(37,972)	—%	$(53,126)	—%	$15,154

Revenue

Three and nine months ended September 30, 2023 vs. 2022. We recognized revenue during the third quarter of 2023 of approximately $0.12 million, primarily from partial delivery of battery system and components recognized upon partial satisfaction of a customer contract. We also launched our first megawatt charging station to deliver electricity to customer electric vehicles in September 2023. To generate customer interest, we offered customers significant discounts for use at the charging station, resulting in a nominal amount of revenue in the three months ended September 30, 2023.

Cost of revenue

Three and nine months ended September 30, 2023 vs. 2022. We recognized cost of revenue during the third quarter of 2023 of approximately $1.0 million. The cost of revenue primarily represents the product cost of the battery system and components sales, along with the write-off of approximately $0.90 million in battery system and components work-in-process inventory that will not be completed or sold. We also recognized a nominal amount of energy costs and capitalized depreciation related to the charging station services.

Stock-based compensation

Three months ended September 30, 2023 vs. 2022. Stock-based compensation decreased $5.5 million from $10.2 million during the third quarter of 2022 to $4.7 million in the third quarter of 2023 as a result of a $7.7 million decrease in the amount of options vested for employees as of September 30, 2023 compared to 2022 due to no options granted in the three months ended September 30, 2023, along with forfeitures of stock-based compensation driven by the employee terminations finalized during the three months ended September 30, 2023. The decrease was partially offset by $2.5 million compensation expense related to restricted stock units granted under the 2023 Omnibus Incentive Plan (the “Plan”). See Note 12 – Stock-based Compensation and Common Stock of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion about our stock-based compensation expense. Non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

Nine months ended September 30, 2023 vs. 2022. Stock-based compensation decreased $18.1 million from $34.4 million during the nine months ended September 30, 2022 to $16.3 million in the nine months ended September 30, 2023 as a result of the vesting of stock options for employees and executives of $12.4 million of expense in the nine months ended September 30, 2023 compared to $34.0 million in the nine months of the prior year period. The decrease was partially offset by $4.1 million compensation expense related to restricted stock units granted under the 2023 Omnibus Incentive Plan (the “Plan”). See Note 12 – Stock-based Compensation and Common Stock of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion about our stock-based compensation expense. Non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

Research and development

Three months ended September 30, 2023 vs. 2022. Research and development decreased $0.32 million from $2.6 million during the third quarter of 2022 to $2.2 million in the third quarter of 2023 as we paused development and production of our battery technologies to focus on development of our megawatt charging stations. We additionally capitalized $0.59 million of research and development costs to fixed assets for our megawatt charging units completed and in process during the third quarter of 2023. We expect to continue to invest heavily in research and development as we continue to bring our products and services to market.

Nine months ended September 30, 2023 vs. 2022. Research and development increased $3.9 million from $6.8 million in the nine months ended September 30, 2022 to $10.7 million in the nine months ended September 30, 2023 as the Company continued battery development in the first half of the year and ramped up charging development during the nine months ended September 30, 2023. We expect to continue to invest heavily in research and development as we continue to bring our products and services to market. We also expect significant future investment in facilities, production capacity and quality, and continued refinement of our product design and development processes. As such, costs may fluctuate due to movement between R&D, finished product production, and capital expenditures.

General and administrative

Three months ended September 30, 2023 vs. 2022. General and administrative expenses increased $2.8 million from $2.0 million during the third quarter of 2022 to $4.8 million in the third quarter of 2023. The increase in general and administrative expense primarily reflects costs associated with professional services and compensation costs we incur as a public company, along with costs incurred in connection with capital offerings during the third quarter of 2023.

 Nine months ended September 30, 2023 vs. 2022. General and administrative expenses increased $5.6 million from $7.2 million in the nine months ended September 30, 2022 to $12.8 million in the nine months ended September 30, 2023. The increase was due to the increase in employee and labor costs from increased headcount in the first half of the 2023, along with professional services and compensation costs for outside legal counsel, accounting, and other professional services to facilitate public company activities, including for capital raises.

Advertising

Three months ended September 30, 2023 vs. 2022. Advertising decreased by $1.4 million from $1.5 million in the third quarter of 2022 to $0.10 million in the third quarter of 2023, primarily due to a substantial decrease in our marketing activities. The prior year period included expenses related to several marketing campaigns associated with our crowdfunding activities.

 Nine months ended September 30, 2023 vs. 2022. Advertising expense decreased by $4.8 million from $5.1 million in the nine months ended September 30, 2022 to $0.28 million in the nine months ended September 30, 2023, primarily due to our crowdfunding activities during the nine months ended September 30, 2022.

Other income, net

Three months ended September 30, 2023 vs. 2022. Other income, net increased by $1.7 million from the third quarter of 2022 to the third quarter of 2023 primarily as a result of a $1.9 million gain on the fair value of long-term debt and warrant liability. See Note 14 – Fair Value of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Nine months ended September 30, 2023 vs. 2022. Other income, net increased by $2.6 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily as a result of $4.0 million gain on the fair value of long-term debt and warrant liability, partially offset by $1.0 million non-cash warrant expense. See Note 14 – Fair Value of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

As disclosed in Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the nine months ended September 30, 2023, the Company incurred a net loss of approximately $38.0 million and had net cash used in operating activities of $23.7 million. On September 30, 2023, the Company had $2.0 million in cash and an accumulated deficit of approximately $256.6 million.

During the nine months ended September 30, 2023, the Company raised capital through a combination of convertible debt and public offerings. The Company raised approximately $26.0 million in net proceeds through these avenues. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

Because our working capital requirements depend upon numerous factors, there can be no assurance that our current cash resources will be sufficient to fund our operations. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

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

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(23,705)	$(15,841)
Net cash used in investing activities	(1,089)	(1,164)
Net cash provided by financing activities	24,121	15,273

Net cash used in operating activities. Net cash used in operating activities during the nine months ended September 30, 2023 was $23.7 million. The use of cash resulted primarily from a net loss of $38.0 million, including the $4.0 million change in the fair value of convertible debt and warrant liability, partially offset by employee and non-employee stock-based compensation expense of $16.3 million.

Net cash used in operating activities during the nine months ended September 30, 2022 of $15.8 million resulted primarily from a net loss of $53.1 million, offset by non-cash employee and non-employee stock-based compensation expense of $35.0 million and changes in working capital.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 and 2022, was $1.1 million and $1.2 million, respectively. The cash used in investing activities was related to purchases of property and equipment during each period, and was partially offset by cash provided by investing activities was related to the sale of production equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $24.1 million during the nine months ended September 30, 2023 primarily consisted of proceeds from stock and convertible debt issuances, offset by partial cash payments on convertible debt.

Net cash provided by financing activities of $15.3 million during the nine months ended September 30, 2022 primarily consisted of proceeds from stock issuance from the Company’s Regulation A+ offering and crowd funding campaigns.

We have contractual lease obligations for our facilities with initial terms between two and five years. One of the agreements includes up to one or more options to renew with renewal terms that can extend the lease term by five years or more. In addition, we have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 13 - Convertible Notes and Warrant Liability of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the “Exchange Act”) as of September 30, 2023, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors,” in the 2022 Form 10-K, which could materially affect our business, financial condition, or future results. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our 2022 Form 10-K other than as set forth below:

Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Class A common stock is delisted, it could negatively impact the Company.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 11, 2023, we received a notice from Nasdaq stating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Bid Price Requirement”). On August 29, 2023, we received an additional notice from Nasdaq stating that the Company’s reported stockholders’ equity no longer meets the minimum stockholders’ equity of $2.5 million required for continued listing of the Company’s Class A common stock on Nasdaq under Nasdaq Listing Rule 5550(b)(1).

On October 10, 2023, we received a notice from Nasdaq stating that we did not regain compliance with the minimum bid price requirement within the 180-day period provided and are not eligible for a second 180-day period because we do not comply with the $5 million initial listing requirement for Nasdaq. As a result, Nasdaq determined that, unless we timely requested a hearing before the Panel, our Class A common stock would be suspended. We timely requested a hearing, and on October 17, 2023, we received formal notice from Nasdaq that such hearing is scheduled to be held on December 14, 2023. The delisting action has been stayed, pending a final written decision by the Panel. At the hearing, we will present a plan to the Panel that includes a discussion of the events that we believe will enable us to regain compliance.

No assurances can be provided that Nasdaq will overturn the delisting determination, even if we regain compliance with the minimum bid price requirement within the appeal period. If the Company’s Class A common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Class A common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s Class A common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
4.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A filed with the SEC on August 4, 2023)

4.2	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A filed with the SEC on August 4, 2023)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed with the SEC on August 8, 2023)

10.2	Letter Agreement Relating to Share Subscription Facility, dated as of September 19, 2023, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1 filed with the SEC on September 19, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxu, Inc.

Date: November 10, 2023	By:	/s/ Apoorv Dwivedi
Apoorv Dwivedi
Chief Financial Officer
(Principal Financial Officer)