Form 10-K
period 2023-12-31
Nxu, Inc.
filed 2024-04-01
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code (760) 515-1133

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

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was $19.9 million based on the closing price of the common stock on the NASDAQ on such date.

As of March 28, 2024, there were 11,930,986and 252,503 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2024 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NXU, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, market share and product sales, expectations and timing related to commercial product launches and production volumes, future strategies and products, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-K may also contain forward-looking statements regarding future results of operations and financial position, manufacturing capabilities and facilities, business strategy, plans, goals and objectives for future operations.

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

PART I

Item 1.         Business

Overview

Nxu, Inc. (“Nxu,” the “Company” or “we”) is a technology company developing next-generation electric vehicle (“EV”) charging, battery, and vehicle technologies for mobility customers. We believe widespread adoption of electric vehicles requires a focused effort in development of the energy infrastructure, including charging and energy storage systems. Our NxuOne™ charging technology provides repeatable, consistent power delivery, designed to meet the needs of today’s electric vehicles as well as those developed in the future. We believe the NxuOne™ is the highest powered charging technology currently on the market and is expandable to meet the megawatt power needs of tomorrow’s vehicles.

Nxu is an early-stage company that began delivery of product in 2023 and is working towards scaled manufacturing and site development of charging hardware and software systems to deploy at bespoke charging sites along highway corridors. Of the products we intend to bring to market, our NxuOne™ charging systems are the furthest along and began manufacturing in 2023. We intend to continue developing, manufacturing, and deploying charging and infrastructure systems throughout the year 2024 and beyond. We plan to continue to develop battery and vehicle products while the business focuses on cashflow generation and reaching profitability in our charging infrastructure programs.

Our Target Market

Our target market consists of consumers and commercial transportation customers that are contemplating or have recently adopted the use of electric vehicles. Expansion of the EV charging infrastructure is a key business vertical of renewable energy transition and electrification of the transportation sector. However, the customers and prospective customers interested in adopting electric vehicles face significant and unique barriers.

•	Charging time: Incumbent charging stations built and operated by competitors deliver inconsistent energy while charging, creating inconsistent charge times. The NxuOne™ delivers full requested power to all known vehicles.
•	High upfront costs: To mitigate the significant capital required for infrastructure investments, Nxu provides technology solutions that are scalable as the market capabilities grow and that minimize capital expenses and time for utility integration.
•	Limited range and charging infrastructure: The existing commercial and consumer charging infrastructure lacks consistency and is fragmented. The NxuOne™ provides a solution that is scalable and capable of delivering a consistent charging experience at every stop.
•	Vehicle downtime: Time spent charging, especially when it is inconsistent, creates additional cost when owning an EV. The NxuOne™ provides consistent, repeatable charging experiences so you can minimize downtime and planning challenges when transitioning to EVs.
•	Uncertainty about total cost of ownership: Variable costs in electricity while charging, combined with unknown total cost of ownership creates uncertainty in the market. Nxu’s subscription-based ownership program allows charging for consumer and commercial users as well as business operators to better plan with a flat monthly rate.

We believe that consumer and commercial electric vehicle adoption requires a unified infrastructure solution and necessitates giant leaps in battery and vehicle technology to address all concerns simultaneously. A piecemeal solution in which multiple companies independently develop and build incompatible pieces of the electrification puzzle will not adequately address all needs for individual and commercial electric vehicle consumers. Nxu plans to develop and deploy this unified solution.

Principal Products and Services

Nxu plans to address the needs highlighted above by developing a unified set of products and solutions to support a seamless transition to electrification. We plan to build megawatt charging stations that will provide consistent, repeatable energy delivery to meet the maximum needs of current and future electric mobility vehicles and equipment. Our charging systems may also incorporate energy storage systems, as we aim to create microgrid solutions to ease the investment and time required for utilities to scale to meet the demanding needs of the electric mobility market.

Our Products

•

NxuOne™ – Our proprietary NxuOne™ charging system is intended to be capable of delivering up to 4.5 megawatts (“MWs”) of continuous power, deployable as a standalone charging station or as a drop-in direct-grid connection solution. The NxuOne™ is intended to be a proprietary charging solution aimed at providing charging capabilities to the Nxu pickup truck, Nxu EV platform, and non-Nxu branded electric vehicles utilizing North American Charging Standard (“NACS”) and Combined Charging System 2.0 (“CCS 2.0”). The NxuOne™ charging systems can accommodate direct current (“DC”) inputs from energy storage systems, reducing the complex and expensive utility integration and equipment cost necessary to provide consistent and repeatable megawatt+ power to charging sites.

Future Products

•

Nxu battery cells and packs – Our proprietary battery technology is the foundation of the Nxu ecosystem. The Nxu battery cell is designed to leverage an in-house developed NMC-811 chemistry, combined with a unique, proprietary mechanical construction, to significantly improve thermal management and reduce electrical resistance. In addition, our battery cell structure eliminates excess volume and space, thereby providing high energy density. Nxu’s battery technology utilizes a combination of Nxu battery cell technology combined with proprietary pack technology into a solution to be utilized in various vehicle types. We believe the Nxu battery cell, when implemented with Nxu’s battery pack technology and utilizing our NxuOne™ charging system, will be capable of delivering consistent power from 0% to 100% battery usable capacity, while charging from 0% to 100% usable capacity in 15 minutes. This is the same amount of time it normally takes to fill an Internal Combustion Engine (“ICE”) vehicle with fuel. Throughout the first half of 2023, we developed technologies and processes designed to produce the Nxu battery cells at our warehouse in Mesa, Arizona. In August 2023, Nxu paused development and production of proprietary battery cells and related systems and components to focus all of its resources on charging infrastructure. As development and production of batteries is extremely capital intensive, the Company expects to resume batter development and production when the Company is better capitalized.

•	Nxu EV Platform –The Nxu EV platform (the “Nxu Platform”) is designed to be a modular vehicle system, or electric skateboard, providing all technology, software, and mobility technology required to develop a vehicle by third parties. Intended to be a universal, connected, complete vehicle hardware and mechanical architecture system, the Nxu Platform utilizes our proprietary battery, electronics hardware, mechanical, and software technologies to create a vehicle platform that may be utilized by low-volume vehicle original equipment manufacturers (“OEMs”) to develop new EV solutions for niche- and mass-market opportunities. We expect that the production start of Nxu Platform will follow the commencement of Nxu battery cell and pack production.

•

Nxu pickup truck – The Nxu pickup truck (the “Nxu Truck”) is intended to be our flagship vehicle and a 100% electric full-sized truck. The Nxu pickup truck is intended to be the first of a long line of vehicle solutions built on our Nxu Platform. We intend to provide up to 500 miles of range, up to 35,000 pounds of towing capacity, and a simplistic operational approach with fleet connectivity that utilizes our software and cloud service solutions. The Nxu Truck is still in the research and development phase and is not yet in production. We expect that the start of Nxu Truck production will follow commencement of production of Nxu battery cell and pack production and the Nxu Platform production.

Our People

Beyond our products and solutions in development, we believe the largest competitive advantage at Nxu’s disposal is the Company culture. Our Company culture embodies the idea that a transition to electrification and a sustainable future should not require compromise. We are unwilling to bend in our belief that when a technology does not exist, we find creative and innovative ways of developing solutions to solve these challenges. Our team is built of a small and diverse group of individuals with a singular focus, to build a future where energy is harnessed in a way that is abundant, accessible and infinite, and to make electric mobility viable.

Competition

The EV charging market is a competitive market with highly capitalized and established players. Current competition in the market provides a wide range of charging systems with inconsistent power delivery and are susceptible to utility infrastructure restrictions to ensure their customers get a consistent repeatable experience. Current competitors are focused on deployments of charging and infrastructure in high daily traffic consumer locations. Currently there are an insufficient number of charging systems deployed for commercial customers and there is a significant gap in charging systems focused on vehicles which may be towing trailers. A vast majority of locations are focused on pull in and park, with power sharing across vehicles currently connected. Nxu is the only company with dedicated 750 kilowatt (“kW”) power delivery per pedestal.

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

Competitive Strengths

We believe that Nxu is well positioned to compete successfully in charging infrastructure and eventually electric battery technologies.

Our competitive strengths include:

•	NxuOne™ charging system. Nxu has developed what we believe is the world’s most powerful charging system. Our first generation product delivers up to 750MWs of power, maximizing charging capabilities of any current and expected electric mobility vehicles to reach customers over the next several years. The NxuOne™ system is capable of scaling up to 4.5MWs per pedestal. When combined with energy storage, the NxuOne™ can provide the maximum power requested by any vehicle currently on the market.

•	Fast-Charging Nxu Battery Tech with Superior Cycle Life. Nxu has developed a battery technology that is industry competitive in terms of energy density through chemistry development of proprietary coating mixtures. In addition, the terminal size of the battery cells is designed with increased surface area to enable a much higher electric current intake at a cell level than the capabilities of conventional lithium-ion (“Li-ion cells”). We believe that this, coupled with a differentiated form factor, allows our batteries to charge fast and to last a long time. Nxu battery technology is being designed to charge in 15 minutes or less and sustain performance for as long as one million miles of vehicle life.

•	Robust Intellectual Property Portfolio. As of December 31, 2023, Nxu has three issued and 32 pending U.S. patents. Our issued patents are effective through dates between April 2039 and April 2042. For all other patents, the rights and duration are pending grant of the patent by the U.S. Patent and Trademark Office.

•	Vertical Integration. By taking a vertically integrated approach to development, Nxu is engineering solutions from the ground up, beginning with the Nxu battery cell, Nxu Platform, and ultimately the Nxu Truck. By developing from cell to vehicle, Nxu’s product offering, development costs, pricing, and success will not depend on Tier 1 suppliers.

•	A Team with Deep Experience in Disruption. Nxu’s leadership team is made up of individuals with experience in developing products or working in companies that have disrupted traditional industries. Instead of building a team with traditional automotive experience, Nxu has prioritized innovation as a requirement when recruiting talent.

•	Company Core Values & Culture. Nxu has four Core Values: “Candid Ownership”, “Team First”, “Intentional Simplicity”, and “Make it Happen”. These beliefs make Nxu a unique company. Nxu has been dedicated to Candid Ownership from its inception, as can be seen in the transparency of the YouTube videos and social media updates that the Company publishes on a regular basis. This level of transparency and authenticity sets Nxu apart from other companies in the electric vehicle and battery industries. “Team First” is a commitment to always do what is best for the team over any one individual, holding Nxu to a high standard of performance management internally. “Intentional Simplicity” captures the deliberate decisions Nxu takes to keep things simple in its product and process designs and in its functionality, or both. “Intentional Simplicity” is the opposite of complexity, and it involves making conscious choices to minimize unnecessary elements or features, and to prioritize simplicity and ease of use. Finally, “Make It Happen” instills in the team a relentlessness and perseverance that has resulted in Nxu delivering results using far less resources than our competitors.

•	Magnetic Brand with an Engaged Community. Nxu has built a social media following of over 120,000 combined followers across Facebook, Instagram, LinkedIn, YouTube, and X (formerly known as Twitter). This community is highly engaged in Nxu’s progress and updates, and many of them have even participated in one of our previous equity crowdfunding offerings. This community base is a resource for Nxu to test new ideas, validate product-market fit, and solicit feedback from a community that we believe is representative of our future customer base.

•	Made in the USA. Nxu plans to build its products in-house in its facility in Arizona. As Nxu scales production output, we may need to expand into additional or alternative facilities. Nxu intends to keep manufacturing in the United States, which we believe will likely make the Company one of the few American companies building electric vehicle batteries and related components and systems on United States soil.

Company History

Nxu was incorporated in Delaware in 2016 as Atlis Motor Vehicles Inc. (“Atlis”). Since its incorporation, Nxu has been primarily focused on research and development. The business strategy, intellectual property, and initial truck design were created by the founding team. In March 2018, Nxu launched its first Regulation CF campaign to fund further development of the battery technology and the concept designs of the Nxu Platform and Nxu Truck. In October 2018, Nxu completed a proof-of-concept prototype battery pack that demonstrated a full charge in less than 15 minutes. In 2019, Nxu completed a proof-of-concept prototype of the Nxu Platform. A second Regulation CF campaign in December 2019 allowed the Company to move out of Chief Executive Officer Mark Hanchett’s garage and into our first production facility and hire additional engineers to finalize design of the Nxu battery cell, Nxu Platform, and Nxu Truck. In August 2020, Nxu launched a successful Regulation A+ campaign which funded facility expansion and continued growth of Nxu technical development teams. In September 2021, Nxu launched a Regulation CF campaign to continue scaling Nxu battery cell development. In early 2022, Nxu launched its final Regulation A+ campaign which not only funded the Company’s operations throughout that year but also provided a foundation upon which Nxu could become a public company. On September 27, 2022, the Company became a publicly listed company under the ticker “AMV” at The Nasdaq Stock Market LLC (“Nasdaq”).

On May 12, 2023, Atlis, the predecessor company, completed a reorganization merger pursuant to an agreement and plan of merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). Following the closing of the Reorganization Merger, Nxu’s Class A common stock commenced trading on Nasdaq under the ticker “NXU”.

Nxu is an execution focused company and plans to continue to raise capital if needed to execute on its immediate and long-term goals.

How We Generate Revenue

Nxu currently generates revenue by providing kW hour (“kWh”) of energy to consumer and commercial customers through the NxuOne™ charging systems. Nxu intends to generate revenue in 2024 through the sale of the NxuOne™ charging systems through our partner program as well as by continuing to provide kWh of energy to consumer and commercial customers through the NxuOne™ charging systems. Nxu first deployed a pilot vehicle charging location in Mesa, Arizona in September 2023. The Company will continue to develop charging site locations focused on bringing the NxuOne™ charging experience to electric vehicle customers.

Nxu is focused on building a profitable and sustainable technology company, beginning with our NxuOne™ charging systems. Nxu intends to continue to make investments into our NxuOne™ charging solution and sites, as well as future investments in Nxu cell and vehicle technologies for future product programs.

Nxu believes that the charging and infrastructure business will be a profitable, positive cash flow business for Nxu, and intends to focus our energies on scaling this business while strategically positioning Nxu as a future leader in the renewable energy and electric vehicle mobility sectors.

Industry

Electric Vehicle Battery, Energy Storage and Charging Infrastructure

The electric vehicle battery industry is rapidly growing as OEMs target transition to completely electric product offerings, some as soon as 2025. Electric vehicle batteries are in high demand, and smaller companies have not been able to secure battery supply for their production targets from the larger battery manufacturers. According to Wood Mackenzie, by 2030 the 2.3 Terawatt hour (“TWh”) global need for electric vehicle batteries is 77% higher than the forecasted supply of 1.3 Gigawatt hour (“GWh”). Furthermore, as EV’s become increasingly popular, there has been a growth in charging infrastructure around the world. According to Acumen Research and Consulting, the electric vehicle charging market is projected to hit $182 billion by 2030. However, there are still challenges to widespread adoption of EV’s. These primarily include long charge times and limited charging infrastructure. Nxu intends to supply battery cells; and charging infrastructure to help fill these gaps in supply.

Energy Storage

Energy storage systems (“ESS”) have a wide range of emerging use cases that are becoming increasingly important as the adoption of renewable energy sources and electrification continues to grow. Some of the emerging use cases for energy storage systems include:

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

Overall, the emerging use cases for energy storage systems are diverse and are becoming increasingly important as the world shifts toward a more sustainable energy system. Nxu intends to leverage its battery technology to support the growth of the ESS market given that ESS requirements are technologically adjacent to electric vehicle batteries.

Pickup Trucks

Pickup trucks have been among the top three best-selling vehicles in the United States for the past five years. Altogether, including the new and used truck market, vehicle up-fitter market, and charging opportunity, the total market opportunity for manufacturers in the pickup truck space is north of $241 billion. Nxu intends to capture a large share of the electric truck market. Our proprietary battery technology is being designed to allow us to deliver unprecedented range and charge times.

Our Company

Geographic Sales Territory

Nxu is focused on highway corridors in the southwest for charging station site deployment. Nxu plans to sell charging stations to commercial customers throughout the United States.

Distribution Channels

The sale of our hardware and services will be facilitated online via our Company's website and through our internally developed business to business sales process. Our intent is to allow fleet and consumer customers to purchase Nxu products both online and directly through the Company’s sales process.

Supply Chain

As we begin our production ramp, we have been keeping close contact with our supply chain partners to ensure we can satisfy our production goals. Our ability to meet this demand is heavily dependent on our ability to raise the necessary capital. Our suppliers include large global companies geared toward supporting manufacturing with multi-site and international presence. While we believe demand for raw materials will increase over the next several years, we also believe that our suppliers have the ability to support our requested demand. We will need to ensure supply of scarce electronic components. Given our volume, we are confident that our suppliers will be able to sufficiently meet our electronics and microchip demands for our planned charging station production goals.

At the same time, we are paying close attention to the global geopolitical situation. Similar to other manufacturing companies, a large portion of our supply chain is based in China. Currently, approximately 75% of our raw material is supplied directly or indirectly from China. We intend to explore risk mitigation opportunities in parallel for alternative suppliers in Europe and North America to strengthen our supplier diversity.

Growth Strategy

We plan to take a strategic approach to scale. First, Nxu will focus on sales of our NxuOne™ charging stations to businesses looking to provide charging to their customers, or to power their own EV fleets (the “Nxu Partnership Program”), while simultaneously focusing on developing dedicated travel sites for electric vehicle owners traveling along major highway corridors. In the future, we intend to build these travel sites to include our NxuOne™ charging stations and energy storage solutions to provide a consistent and reliable charging experience to electric vehicle customers (the “Nxu Quad”). Each Nxu Quad location is intended to have a lounge with restrooms and other amenities travelers can use while they wait for their vehicles to charge and will be accessible with consumer and commercial pull through access.

Nxu will focus on generating positive cashflow by managing growth and controlling expenses while continuing to scale and invest in the NxuOne™ charging infrastructure programs for the near future. Additional future developments in vehicle technology and battery systems will be maintained through positive cashflows generated from NxuOne™ charging stations.

Regulatory Approval of Principal Products or Services

We will be subject to extensive regulatory requirements that we plan to comply with to begin distribution of our NxuOne™ charging products. Our batteries, and the sale of electric vehicles and motor vehicles in general, are subject to regulation under international, federal, state, and local laws, including export and import control laws. Compliance with changing regulations could be time consuming, burdensome, and expensive. To the extent compliance with new and existing regulations is cost prohibitive, our business prospects, financial condition, and operating results may be adversely affected. We are also subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. Obtaining necessary regulatory approvals is critical to Nxu successfully launching its Nxu battery cell, Nxu Platform, and Nxu Truck products. See “Risk Factors —-We may face state and federal regulatory challenges, including environmental and safety regulations” for more information.

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

Vehicle Safety and Testing

Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend that the Nxu Truck will fully comply with all applicable FMVSSs without the need for any exemptions and expect future Nxu vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSSs, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.

As a manufacturer, Nxu will need to self-certify that its vehicles meet all applicable FMVSSs, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the United States. Numerous FMVSSs will apply to Nxu’s vehicles, such as crash-worthiness requirements, crash avoidance requirements and electric vehicle requirements. We will also be required to comply with other federal laws administered by NHTSA, including Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of crash test ratings as determined by NHTSA if such tests are conducted.

Nxu’s vehicles that may be sold outside of the U.S. are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting.

Seasonality

We expect that our operating results will fluctuate in the future due to various factors including changing economic conditions.  Seasonal trends may also be impacted by externalities such as pandemics, supply chain disruptions and materials and machinery shortages.

Impact of Inflation

In recent years, inflation was the highest in the United States in over 30 years. Our ability to generate revenue and ultimately cash flow can be adversely impacted by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on our ability to obtain adequate terms for equipment and material financing. There can be no assurance that inflation will not affect our future results or our speed to market.

Employees

As of December 31, 2023, Nxu had a total of 36 full time employees. We believe that an engaged, goal-oriented, and productive workforce is critically important to creating shareholder value. To that end, we are committed to providing a safe workplace and opportunities for professional growth and advancement based on performance, qualification, demonstrated skill and achievement at a fair wage. Additionally, given the success of our businesses hinges on the proficiency and abilities of our workforce to meet goals, and we are committed to recruiting, nurturing, and retaining personnel who are well-suited to the demands of our operating environment, the Company leverages its equity as a tool to attract and retain high-skilled talent and to incentivize our management team to achieve its execution goals.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and pay ratio; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

INFORMATION ABOUT NXU, INC.

Nxu, Inc. (“Nxu”, “the Company”, “we”, “us” or “our”) uses its website, www.nxuenergy.com, and social media channels including Instagram, YouTube, Facebook, LinkedIn, and X (formerly known as Twitter) (@Nxu) to disclose information about the Company and its products to customers, investors, and the public. It's important to note that this information is not incorporated by reference in any reports or documents filed with the SEC, and website URLs are intended to be inactive textual references only. The information posted on these channels may be considered material, so investors should monitor them in addition to press releases, SEC filings, and public conference calls and webcasts. By enrolling your email address to any of our newsletters, you may receive automatic alerts and other information about Nxu. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC and available free of charge on the SEC.gov website.

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

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in this section. This summary should be read in conjunction with the full description of "Risk Factors" in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Annual Report on Form 10-K before investing in our securities.

Risks Related to Our Business

•	Nxu is an early-stage company with a limited operating history that has never turned a profit and there are no assurances that the Company will ever be profitable.
•	We are in the development stages of many of our products, which face technical, significant cost, and regulatory challenges we may not be able to overcome.
•	We may not achieve our projected development goals in the time frames we announce and expect due to unforeseen factors, including scarcity of natural resources, increases in costs of raw materials, disruption of supply chain or shortages of materials, rising interest rates and inflation increasing the cost to do business.
•	If we cannot continue to innovate, our projected revenue growth rate and profits may be reduced.
•	Nxu’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•	The success of our business depends on attracting and retaining a large number of customers. If we are unable to do so, we will not be able to achieve profitability.
•	Nxu’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.
•	We generated revenue for the first time in 2023, but there is no assurance that we’ll be able to continue to generate revenue from the sale or deployment of the NxuOne™ Charging Network or from the sale of other proprietary products.
•	We have losses which we expect to continue into the future. There is no assurance our future operations will result in a profit. If we cannot generate sufficient revenues to operate profitably or we are unable to raise enough additional funds for operations, the stockholders will experience a decrease in value, and we may have to cease operations.
•	We employ a small team of people and each team member plays a critical role at Nxu. Any loss of talent may have a material adverse effect on our business and operations.
•	If we pursue strategic investments, they may result in losses.
•	The preparation of our financial statements requires estimates, judgments and assumptions that are inherently uncertain.
•	Failure to maintain internal controls over financial reporting would have an adverse impact on us.
•	Uncertainty exists as to whether our business will have sufficient funds over the next 12 months, thereby making an investment in Nxu speculative.

•	We need to raise additional capital to meet our future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interest.
•	Nxu relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business or ability to manufacture and deliver NxuOne™ Charging Stations
•	Unknown costs and risks may exist with the prolonged use of NxuOne™ Charging Network equipment and related systems, as the technology is recently developed and has not been widely deployed.
•	Nxu is dependent upon the availability of electricity at Nxu’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect Nxu’s business and results of Nxu’s operations.
•	Nxu’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations and such risks may increase in the future as Nxu expands the scope of such services with other parties.
•	A significant interruption of our information technology systems or the loss of confidential or other sensitive data, including cybersecurity risks, could have a material adverse impact on our operations and financial results.
•	We may have difficulty protecting our intellectual property.
•	We may face state and federal regulatory challenges, including environmental and safety regulations.

Risks Related to the Electric Vehicle Industry

•	The automotive, specifically the electric vehicle, market is highly competitive, and we may not be successful in competing in this industry.
•	The EV charging market is characterized by rapid technological change, which requires the Company to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of Nxu’s products and financial results.
•	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.
•	The electric vehicle technology industry is rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our chargers or other products and may increase our operating costs.
•	Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on Nxu’s network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.
•	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect Nxu’s financial results and ability to continue to grow.
•	We have minimal experience servicing and repairing our charging stations. If we or our partners are unable to adequately service our charging stations our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
•	Product recall could hinder growth and product liability or other claims could have a material adverse effect on our business.

Risks Related to Our Management

•	We are dependent upon our executives for their services and the loss of personnel may have a material adverse effect on our business and operations.
•	Our management team does not have experience running a public company.
•	We are significantly influenced by our officers and directors.
•	Management’s judgment, estimates and assumptions have a significant impact on business decisions and accounting policies.
•	Limitations of director liability and director and officer indemnification.

Risks Related to Our Capital Structure and Ownership of Class A Common Stock

•	We cannot predict the impact our dual class structure may have on our stock price.
•	The market price of our Class A common stock has fluctuated, and may continue to fluctuate, significantly.
•	If the market price of our Class A common stock declines below $1 for more than 30 consecutive trading days, we may be deemed noncompliant with Nasdaq listing rules, which would require a cure.
•	If the market price of our Class A common stock declines precipitously, the only cure may be to enact a reverse split of the stock. Failure to maintain compliance with Nasdaq’s Continued Listing Rules could be costly and have material adverse effects.
•	We do not anticipate dividends to be paid on our Class A common stock and investors may lose the entire amount of their investment.
•	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•	We will incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•	Small public companies are inherently risky and we may be exposed to market factors beyond our control. If such events were to occur it may impact out operating results.
•	Our Amended and Restated Bylaws (the “A&R Bylaws”) include forum selection provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
•	Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could affect the market price and liquidity of our Class A common stock and our ability to issue additional securities and raise additional capital would be adversely impacted
•	We may use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights will result in the dilution of the ownership interests of our existing stockholders.
•	A sale, or the perception of future sales, of a substantial number of shares of Class A common stock may cause the share prices to decline.
•	Unfavorable securities industry reports could have a negative effect on our share price.
•	Our lack of business diversification could cause our stockholders to lose all or some of their investment if we are unable to generate revenues from our primary products.

Risks Related to Our Business

Nxu is an early-stage company with a limited operating history that has never turned a profit and there are no assurances that the Company will ever be profitable.

Nxu is a relatively new company that was incorporated on November 9, 2016. If you are investing in the Company, it is because you think Nxu’s business model is a good idea, and Nxu will be able to successfully grow their business and become profitable. We have yet to fully develop or sell our products. We are launching our energy business and have yet to start mass manufacturing of battery cells and pack solutions. Currently, our efforts are focused on scaling our battery pilot production, on building and deploying our megawatt charging stations, primarily for testing our hardware and software, and on building and deploying our energy storage solutions. We have never turned a profit and there is no assurance that we will ever be profitable.

We also have no history in the EV battery, charging, energy storage or in the automotive industry. Although Nxu has taken significant steps in developing brand awareness, Nxu is a new company and currently has no experience developing or selling battery technology. As such, it is possible that Nxu’s lack of history in the industry may impact our brand, business, financial goals, operation performance, and products.

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

We may not achieve our projected development goals in the time frames we announce and expect due to unforeseen factors, including scarcity of natural resources, increases in costs of raw materials, disruption of supply chain or shortages of materials, rising interest rates and inflation increasing the cost to do business.

Any valuation of Nxu at this stage is pure speculation. Nxu’s business success, timeline, and milestones are estimated. Nxu’s production projections, sales volume, and cost models are only estimates. Nxu produced these valuations based on existing business models of successful and unsuccessful efforts of other companies within the technology and automotive industries. All such projections and timeline estimations may change as Nxu continues in the development of electric vehicle technology.

We are currently in the development phase of our products and have only started limited manufacture and sales. Cost overruns, scheduling delays, and failure to meet product performance goals may be caused by, but not limited to, unidentified technical hurdles, delays in material shipments, and regulatory hurdles. We may experience delays in the design and manufacturing of our products. We may experience significant delays in bringing our products to market due to design considerations, technical challenges, material availability, manufacturing complications, and regulatory considerations. Such delays could materially damage our brand, business, financial goals, operation results, and product.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated material revenue from sales of our products and services to date. As we continue to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of battery products, charging stations or energy storage solutions. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of our products will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring our other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers at the prices we establish. Market and geopolitical conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the conflict in Ukraine, Middle East, and Taiwan fuel and energy prices, regulatory requirements and incentives, competition, and the pace and extent of vehicle electrification generally, will impact demand for our products, and ultimately our success.

We may not be able to successfully manage growth.

We could experience growth over a short period of time, which could put a significant strain on our managerial, operational and financial resources. We must implement and constantly improve our certification processes and hire, train and manage qualified personnel to manage such growth. We have limited resources and may be unable to manage our growth. Our business strategy is based on the assumption that our customer base, geographic coverage and service offerings will increase. If this occurs, it will place a significant strain on our managerial, operational, and financial resources. If we are unable to manage our growth effectively, our business will be adversely affected. As part of this growth, we may have to implement new operational, manufacturing, and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of manufacturing and sales. If we fail to develop and maintain our people and processes as we experience our anticipated growth, demand for our products and our revenues could decrease.

Our growth rate may not meet our expectations.

To successfully develop and grow our business, we must develop, distribute and commercialize our products, secure strategic partnerships with various businesses, and bring our products to market on schedule and in a profitable manner, as well as spend time and resources on the development of future products, services and business strategies that are complementary to our initial products and business plan. Delays or failures in the launch of our products could hurt our ability to meet our growth objectives, which may affect our financial projections and may impact our stock price. Moreover, if we are unable to continually develop and evolve our business strategy and launch additional products and services in the future, our business will be entirely dependent on the success of the technology and solutions we are developing today and this could hinder our ability to stay relevant and to pursue growth. We cannot guarantee that any of our planned products will be able to achieve our expansion goals alone. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control.

If we cannot continue to innovate, our projected revenue growth rate and profits may be reduced.

To successfully develop and grow our business, we must develop, distribute and commercialize our products, secure strategic partnerships with various businesses, and bring our products to market on schedule and in a profitable manner, as well as spend time and resources on the development of future products, services and business strategies that are complementary to our initial electric vehicle and business plan. Delays or failures in the launch of our products could hurt our ability to meet our growth objectives, which may affect our financial projections and may impact our stock price. Moreover, if we are unable to continually develop and evolve our business strategy and launch additional products and services in the future, our business will be entirely dependent on the success of the NxuOne™ Charging Network and related products, which could hurt our ability to meet our objectives. We cannot guarantee that the NxuOne™ Charging Network will be able to achieve our expansion goals alone. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control.

Nxu’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Estimates of future EV adoption in the U.S., the total addressable market, serviceable addressable market for Nxu’s products and services and the EV market in general are included in this Form 10-K. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Such uncertainty is enhanced by the prevailing geopolitical and macroeconomic environment. Nxu’s internal estimates relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery OEMs and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or Nxu market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of Nxu’s internal projections, if ever and even if the markets meet the size estimates and growth estimates presented, Nxu’s business could fail to grow at similar rates.

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

Nxu’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

Nxu’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to energy independence, climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, Nxu’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:

•	perceptions about EV features, quality, safety, performance and cost;
•	perceptions about the limited range over which EVs may be driven on a single battery charge;
•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•	volatility in the cost of oil and gasoline, including as a result of trade restrictions;
•	concerns regarding the reliability and stability of the electrical grid;
•	the change in an EV battery’s ability to hold a charge over time;
•	the availability and reliability of a national electric vehicle charging network or infrastructure;

•	availability of maintenance and repair services for EVs;
•	consumers’ perception about the convenience and cost of charging EVs;
•	increases in fuel efficiency of non-electric vehicles;
•	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
•	relaxation of government mandates or quotas regarding the sale of EVs; and
•	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and Nxu’s products and services in particular.

Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Further, the automotive industry in general and EV manufacturing have experienced recent substantial supply chain interruptions due in part to COVID-19 and a worldwide semiconductor shortage adversely impacting the automotive industry, resulting in reduced EV production schedules and sales. Volatility in demand or delays in EV production due to global supply chain constraints may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect Nxu’s business, financial condition and operating results.

Our forecasting methods may not be infallible and we may encounter unanticipated obstacles.

Our business plan may change significantly. Many of our potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Our Board of Directors (the “Board of Directors”) believes that the chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of our principals and advisors. Our Board of Directors reserve the right to make significant modifications to our stated strategies depending on future events.

We generated revenue for the first time in 2023, but there is no assurance that we’ll be able to continue to generate revenue from the sale or deployment of the NxuOne™ Charging Network or from the sale of other proprietary products.

In 2023, we generated revenue for the first time in the Company's history. The 2023 revenue was largely related to product deliveries from our proprietary battery cell and pack division. We have since ceased electric vehicle battery development as we focus our efforts on the NxuOne™ Charging Network. As such, the bulk of our revenue in 2023 was non-recurring. We expect that any source of revenue in 2024 will be solely from the deployment or sale of NxuOne™ Charging Stations. If we are unable to find customers to purchase our NxuOne™ Charging Stations, we will not likely be able to meet or exceed our 2024 revenue estimates.

We have losses which we expect to continue into the future. There is no assurance our future operations will result in a profit. If we cannot generate sufficient revenues to operate profitably or we are unable to raise enough additional funds for operations, the stockholders will experience a decrease in value, and we may have to cease operations.

We are a development-stage technology company that began operating and commenced research and development activities in 2016. As a recently formed “Development Stage Company”, we are subject to all of the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our products or services and we may never generate product or services related revenues. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. We only have one product currently under development, which will require further development, significant marketing efforts and substantial investment before it and any successors could provide us with any revenue. As a result, if we do not successfully develop, market and commercialize our Nxu Truck on the Nxu Platform, we will be unable to generate any revenue for many years, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

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

Because a significant component of our growth strategy relates to increasing our revenues through sales to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our products directly to consumers. Further complicating this matter, many states have prohibited direct to consumer vehicle sales. Nxu will need to be effective at converting online interest into hard sales. We currently do not employ any sales staff to sell our products, which could have a material adverse effect on our business, results of operations and financial condition.

If we do not successfully establish and maintain our Company as a highly trusted and respected name for electric vehicle-related technology, we may not be able to attract and retain quality talent or achieve future revenue goals, which could significantly affect our business, financial condition and results of operations.

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

We employ a small team of people and each team member plays a critical role at Nxu. Any loss of talent may have a material adverse effect on our business and operations.

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

We are dependent upon the continued demand for electric vehicles and electric vehicle charging capacity, making our business susceptible to a downturn in the economy or in manufacturing. For example, a decrease in the number of individuals investing their money in the equity markets could result in a decrease in the number of companies deciding to become or remain public. This downturn could have a material adverse effect on our business, our ability to raise funds, our production, and ultimately our overall financial condition.

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

We are required to establish and maintain appropriate internal controls over financial reporting. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required by Nxu as a privately held company. Management may not be able to effectively maintain adequate compliance, and our internal controls over financial reporting may not be effective, which may subject us to adverse regulatory consequences and could harm investor confidence. Failure to maintain controls could also adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify deficiencies and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived deficiencies and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Class A common stock.

Uncertainty exists as to whether our business will have sufficient funds over the next 12 months, thereby making an investment in Nxu speculative.

We require additional financing to complete development and marketing of our NxuOne™ Charging Network, Nxu battery technology, Nxu Platform, and Nxu Truck until the products are in production and sufficient revenue can be generated for us to be self-sustaining. Our management projects that in order to effectively bring the non-charging network products to market, that it will require significant funding over the next 12 months to cover costs involved in completing the prototype, getting the battery assembly line up and running, and beginning to develop a supply chain. In the event that we are unable to generate sufficient revenues, and before all of the funds now held by us are expended, an investment made in Nxu may become worthless.

We will require immediate additional financing to sustain current and fund future operations. There can be no assurance that we will be able to obtain funds on acceptable terms, if at all. If we cannot continue to raise further rounds of funding, we cannot succeed. Nxu will require additional rounds of funding to complete development and begin shipments of the Nxu Truck. If Nxu is unable to secure funding, we will be unable to succeed in our goal of developing the world’s best electric pickup truck. If we are unable to raise adequate financing, we will be unable to sustain operations for a prolonged period of time.

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

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

The U.S. inflation rate increased during 2021, 2022, and 2023 and has remained elevated in 2024. These inflationary pressures have resulted in and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of Nxu’s business.

Uncertainty exists as to whether Nxu will be able to raise sufficient capital to execute on all forecasted plans.

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

Nxu relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business or ability to manufacture and deliver NxuOne™ Charging Stations.

Nxu relies on a limited number of suppliers to manufacture its charging stations, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases Nxu’s risks, since it does not currently have proven reliable alternatives or replacement manufacturers beyond these key parties. In the event of interruption, including or resulting in a sudden failure by a supplier to meet its obligation, Nxu may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Thus, Nxu’s business could be adversely affected if one or more of its suppliers is impacted by any interruption at a particular location.

As the demand for EV charging increases, Nxu’s suppliers and manufacturers may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. By relying on contract manufacturing, Nxu is dependent upon the manufacturer, whose interests may be different from Nxu’s. For example, Nxu’s suppliers and contract manufacturers may have other customers with demand for the same components or manufacturing services and may allocate their resources based on the supplier ’s or manufacturer’s interests or needs to maximize their revenue or relationships with other customers rather than Nxu’s interest. As a result, Nxu may not be able to assure itself that it will have sufficient control over the supply of key components, inventory or finished goods in a timely manner or with acceptable cost and expense, which may adversely affect Nxu’s revenue, cost of goods and gross margins. If Nxu experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build charging stations in sufficient volume. Identifying suitable suppliers and manufacturers could be an extensive process that requires Nxu to become satisfied with such party’s quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers could have an adverse effect on Nxu’s business, financial condition and operating results. In addition, Nxu’s suppliers may face supply chain risks and constraints of their own, which may impact the availability and pricing of its products. For example, supply chain challenges related to global chip shortages have impacted companies worldwide both within and outside of Nxu’s industry and may continue to have adverse effects on Nxu’s suppliers and, as a result, Nxu.

In addition, in fiscal year 2023, Nxu became subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose and report whether or not its products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. Nxu may incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in Nxu’s products. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the components used in Nxu’s products. It is also possible that Nxu’s reputation may be adversely affected if it determines that certain of its products contain minerals not determined to be conflict-free or if it is unable to alter its products, processes or sources of supply to avoid use of such materials. Nxu may also encounter end-customers who require that all of the components of the products be certified as conflict free. If Nxu is not able to meet this requirement, such end-customers may choose to purchase products from a different company.

Unknown costs and risks may exist with the prolonged use of NxuOne™ Charging Network equipment and related systems, as the technology is recently developed and has not been widely deployed.

As the NxuOne™ Charging Station field trials just commenced in the third quarter of 2023, we do not know how our products will hold up over prolonged use. We estimate that our utilization rate will continue to increase as the NxuOne™ Charging Network proliferates and we continue to sign up new users. Since our products have only been in use for a few months, we do not have any way to predict whether our charging stations will remain functional under heavy, persistent use. If the NxuOne™ Charging stations malfunction under heavy use, we will be forced to bear the costs of repairing or replacing the equipment. Given our projected development timeline, such costs could be substantial.

Nxu is dependent upon the availability of electricity at Nxu’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect Nxu’s business and results of Nxu’s operations.

The operation and development of Nxu’s charging stations is dependent upon the availability of electricity, which is beyond Nxu’s control. Nxu’s charging stations are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. In particular, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire. In the event of a power outage, Nxu will be dependent on the utility company to restore power. Any prolonged power outage could adversely affect customer experience and Nxu’s business and results of operations.

Changes in utility electricity pricing or new and restrictive constructs from regulations applicable to pricing may adversely impact future operating results. For example, some jurisdictions have required the Company to switch from pricing on a per-minute basis to a per-kWh basis and other jurisdictions may follow suit. Utility rates may change in a way that adversely affects fast charging or in a way that may limit Nxu’s ability to access certain beneficial rate schedules. In addition, utilities or other regulated entities with monopoly power may receive authority to provide charging services that result in an anti-competitive advantage relative to the Company and other private sector operators.

Nxu’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations and such risks may increase in the future as Nxu expands the scope of such services with other parties.

Charger installation and construction is typically performed by third-party contractors managed by the Company. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by Nxu’s vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with heightened levels of activity, may impact Nxu’s ability to satisfy the requirements under the build schedule and Nxu’s other contractual commitments, and may impact revenue recognition in certain cases and/or impact Nxu’s relationships, any of which could impact Nxu’s business and profitability, pace of growth and prospects.

Working with contractors may require the Company to obtain licenses or require Nxu or Nxu’s customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation and construction project. If these contractors are unable to provide timely, thorough and quality installation-related services, Nxu could fall behind Nxu’s construction schedules or cause customers to become dissatisfied with the solutions Nxu offers. As the demand for public fast charging increases and qualification requirements for contractors become more stringent, Nxu may encounter shortages in the number of qualified contractors available to complete all of Nxu’s desired installations. If Nxu fails to timely pay Nxu’s contractors, they may file liens against Nxu’s owned or leased properties, putting Nxu’s occupancy or operations at risk.

Nxu’s business model is predicated on the presence of qualified and capable electrical and civil contractors and subcontractors in the new markets Nxu intends to enter. There is no guarantee that there will be an adequate supply of such partners. A shortage in the number of qualified contractors may impact the viability of the business plan, increase risks related to the quality of work performed and increase costs if outside contractors are brought into a new market.

In addition, Nxu’s network expansion plan relies on Nxu’s site development efforts and Nxu’s business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers on a timely basis. Nxu generally does not own the land at the charging sites and relies on site licenses with Site Hosts that convey the right to build, own and operate the charging equipment on the site. Nxu may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid mayrequire upgrading, and electrical interconnection with local utilities may become more competitive, all of which may lead to delays in construction and/or commissioning. As a result, Nxu may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the pace of Nxu’s network expansion.

Nxu’s charging stations may be located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase Nxu’s replacement and maintenance costs.

Nxu’s public chargers may be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such damage could shorten the usable lifespan of the chargers and require the Company to increase its spending on replacement, maintenance and insurance costs and could result in site hosts reconsidering the value of hosting Nxu’s charging stations at their sites. In addition, the cost of any such damage may not be covered by Nxu’s insurance in full or at all and, in the event of repeated damage to Nxu’s charging equipment, Nxu’s insurance premiums could increase and it could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on its business.

We do not own a transportation fleet, nor any fleet vehicles, and so may not be able to transport NxuOne™ Charging Stations once produced. Cost of third-party transport may be high and the risk of loss surrounding transport may be high or hard to predict.

Our charging stations weigh several thousand pounds. There are inherent transportation risks associated with deployment of our charging network. We do not own a transportation fleet, so we will have to hire a transportation company to transport the NxuOne™ Charging stations to deployment sites. Such transport may be incredibly costly, and we have not been able to accurately predict or project transportation costs. In addition to the risk of losing control of the method of transportation, we may not be able to adequately insure against loss during transport. There is a chance the NxuOne™ charging stations are irrevocably damaged in transit. If we are unable to insure the NxuOne™ Charging Stations for transit, we may be forced to bear the full risk of loss.

A significant interruption of our information technology systems or the loss of confidential or other sensitive data, including cybersecurity risks, could have a material adverse impact on our operations and financial results.

Given our reliance on information technology (our own and our third-party providers’), a significant interruption in the availability of information technology, regardless of the cause, or the loss of confidential, personal, or proprietary information (whether our own, our employees’, our suppliers’, or our customers’), regardless of the cause, could negatively impact our operations. While we have invested in the protection of our data and information technology to reduce these risks and routinely test the security of our information systems network, we cannot be assured that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. Management is not aware of a cybersecurity incident that has had a material adverse impact on our financial condition or results of operations; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, or third-party suppliers and providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. As part of our regular review of potential risks, we analyze emerging cybersecurity threats to us and our third-party suppliers and providers as well as our plans and strategies to address them. Our Board of Directors, which has oversight responsibility for cybersecurity risks, is regularly briefed by management on such analyses.

Nxu is highly reliant on its networked charging solution and information technology systems and data, and those of its service providers and component suppliers, any of which systems and data may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

Nxu continues to expand its information technology systems in the form of its networked charging solution, and as its operations grow, its internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the United States and abroad. The implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding Nxu’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operations. These risks may affect Nxu’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

While Nxu maintains information technology measures designed to protect it against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, its systems and those of its service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of Nxu data, including intellectual property and personal information, or Nxu products, or for it to be believed or reported that any of these occurred, it could disrupt Nxu’s business, harm its reputation, compel it to comply with applicable data breach notification laws, subject it to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require it to verify the correctness of database contents, or otherwise subject it to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to Nxu and result in significant legal and financial exposure and/or reputational harm.

Because Nxu also relies on third-party service providers, it cannot guarantee that its service providers’ and component suppliers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to, Nxu’s or Nxu’s service providers’ or component suppliers’ systems. Nxu’s ability to monitor its service providers’ and component suppliers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures.

If Nxu does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results. If Nxu identifies material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within Nxu’s consolidated financial statements or cause Nxu to fail to meet its periodic reporting obligations,” for more detail). Moreover, Nxu’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated, its reputation may be adversely affected if these systems or their functionality do not operate as expected and Nxu may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We may have difficulty protecting our intellectual property.

Our pending patents and other intellectual property could be unenforceable or ineffective once patent reviews are completed. We anticipate patent review completion and patents issued in calendar years 2021, 2022, 2023, and 2024 based on the typical two-year process between filing and issuing. We have continued to file patent applications throughout 2023 and plan to continue filing new patents over time. We have filed these patents privately and the scope of what they cover remains confidential until they are issued. For any company creating brand new products, it is imperative to protect the proprietary intellectual property to maintain a competitive advantage. There is no doubt that a significant portion of Nxu’s current value depends on the strength and imperviousness of these pending patents. We intend to continue to file additional patent applications and build our intellectual property portfolio as we discover new technologies related to the development of plug-in electric vehicles.

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

Nxu is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.

Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business and those of its third-party suppliers, and customers, and may cause Nxu to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, Nxu’s customers may begin to establish sourcing requirements related to sustainability. As a result, Nxu may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. Nxu’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products.

Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to material physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose Nxu to market, operational and execution costs or risks. Nxu’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed, such as the final rules recently adopted by the SEC with respect to enhanced and standardized climate-related disclosures, Nxu would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. Nxu may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.

Risks Related to the Electric Vehicle Industry

The automotive market, specifically with respect to electric vehicles, is highly competitive, and we may not be successful in competing in this industry.

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

As of March 2024, several competing electric pickup trucks have entered production, or will enter production by the end of 2024. This includes but is not limited to the Ford F-150 Lightning, Chevrolet Silverado EV, GMC Sierra EV, Rivian R1T, Tesla Cybertruck, Hummer EV pickup, Lordstown Endurance, and Ram Revolution. Although we believe we are developing a superior product in terms of both design and performance, many other auto makers have much more bargaining power and deeper pockets that enable them to quickly create economies of scale. Development of our concept electric vehicles has taken a back seat to the development of the NxuOne™ Charging Network. We will not likely bring our vehicles to market in the next two years. There is a chance that many consumers adopt competitor electric trucks before Nxu can bring its Nxu Truck to market. While other manufactures focus on mid-size and class 1 pickup trucks, Nxu will focus on Class 2 and 3 markets, while offering a vehicle option for Class 1 customers.

The EV charging market is characterized by rapid technological change, which requires the Company to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of Nxu’s products and financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of Nxu’s products and services. Nxu’s future success will depend in part upon Nxu’s ability to develop and introduce a variety of new capabilities and innovations to Nxu’s existing product offerings, as well as introduce a variety of new product offerings to address the changing needs of the EV charging market.

As EV technologies change, Nxu may need to upgrade or adapt Nxu’s charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular major improvements in battery technology leading to significant increases in charging rates, which could involve substantial costs. Even if Nxu is able to keep pace with changes in technology and develop new products and services, Nxu’s research and development expenses could increase, Nxu’s gross margins could be adversely affected in some periods and Nxu’s prior products could become obsolete more quickly than expected.

Nxu cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage Nxu’s relationships with customers and lead them to seek alternative products or services. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to use Nxu’s competitors’ products or services.

If Nxu is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, Nxu’s products and services could lose market share, Nxu’s revenue will decline, Nxu may experience higher operating losses and Nxu’s business and prospects will be adversely affected.

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for Nxu’s products and services.

Regulatory initiatives that required an increase in the mileage capabilities of cars and consumption of renewable transportation fuels, such as ethanol and biodiesel, have helped increase consumer acceptance of EVs and other alternative vehicles. However, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, consumers, regulatory bodies, local utilities and other stakeholders. Further developments in and improvements in the affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed natural gas, proliferation of hybrid powertrains involving such alternative fuels, or improvements in the fuel economy of internal combustion engine (“ICE”) vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. If any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to consumers or businesses no longer purchasing EVs or purchasing fewer of them, it would materially and adversely affect Nxu’s business, operating results, financial condition and prospects.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our manufacturing plant consists of large-scale machinery combining many components, including complex software to operate such machinery and to coordinate operating activities across the manufacturing plant. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time, especially as we ramp up production on new products, and will depend on repairs, spare parts, and IT solutions to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency.Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters.

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

The electric vehicle technology industry is rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our chargers or other products and may increase our operating costs.

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

Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on Nxu’s network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.

The EV market is in the early stages of development and the medium- and heavy-duty vehicle segments, often particularly exposed to economic cycles, may not electrify as expected or on the timeline that is expected. The medium- and heavy-duty vehicle fleets that lend themselves well to electrification via EV powertrains are often linked to municipal and commercial budgets and may take longer to electrify as a result of budget or business constraints and administrative approvals. The mix of zero and low emission powertrains in certain vehicle classes and use cases in the medium- and heavy-duty sector may evolve less favorably for EV solutions due to future development of technologies and policy incentives that may favor existing diesel fuel, hybrid, natural gas or hydrogen fuel cell drivetrains. Medium- and heavy-duty vehicle OEMs may choose not to or may not be able to manufacture EVs in sufficient quantities or at all.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect Nxu’s financial results and ability to continue to grow.

The U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. In particular, Nxu has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidized the cost of placing in service Nxu’s charging stations. The Inflation Reduction Act revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until December 31, 2032, (ii) revised the credit structure, availability and requirements for EV charging stations placed in service after December 31, 2022 and (iii) introduced the concept of transferability of tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available Section 30C credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in rural or low-income census tracts. Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies. There can be no assurance that the EV charging stations placed in service by Nxu will meet the revised requirements for the Section 30C credits and compliance with such requirements could increase Nxu’s labor and other costs. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations, could negatively affect the EV market and adversely impact Nxu’s business operations and expansion potential. In addition, there is no assurance Nxu will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms.

Federal guidance on Buy America requirements (effective as of March 23, 2023) applicable to the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI program, with higher domestic content percentages required in 2024. Nxu’s suppliers may experience delays in bringing their U.S. facilities online, and Nxu may be unable to source Buy America-compliant chargers in time to take advantage of early NEVI funding opportunities or only at increased costs. Nxu may be at a disadvantage to competitors that have already implemented domestic assembly and content standards into their supply chain. Nxu’s customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers.

New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of Nxu’s stations. Furthermore, new tariffs and policy incentives could be put in place that favor equipment manufactured by or assembled at American factories, which may put Nxu’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or delaying Nxu’s ability to apply or qualify for grants and other government incentives, or for certain charging infrastructure build-out solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs. The Inflation Reduction Act removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to encourage the adoption of EVs; favor competitors whose production chains enable them to more readily take advantage of such incentives; delay purchases and installations of charging equipment by the Company as manufacturing of charging equipment is moved to the U.S. in order to expand eligibility for such incentives (which, in turn, could delay the Company’s recognition of revenue in connection with such stalls); increase the cost of procurement of some inputs in the construction of charging infrastructure; and negatively affect the EV market and adversely impact Nxu’s business operations and expansion potential. Any such developments could have an adverse effect on Nxu’s business, financial condition and results of operations.

We have minimal experience servicing and repairing our charging stations. If we or our partners are unable to adequately service our charging stations our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

We have minimal experience servicing and repairing our charging stations. Servicing our products requires specialized skills, including high voltage training and servicing techniques. Although we are planning to internalize most aspects of vehicle service over time, initially we plan to partner with third parties to enable nationwide coverage for our network. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of charging stations we deploy increases.

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

If the Nxu Truck, Nxu Platform, or NxuOne™ Charging Station are unable to meet performance and quality criteria, we may be required to perform product recalls to address said concerns. A product recall can have a substantial cost related to performing such corrective actions. Although Nxu will perform significant internal testing and qualifications, as well as external qualifications through approved third-party vendors against industry standards and regulatory requirements, there will be unperceived conditions which may negatively impact the customer or Company expected performance and safety of our vehicles. As such, Nxu may perform a corrective action such as a recall of products, mandatory repairs of defective components, or litigation settlements which can materially affect our financial goals, operation results, brand, business, and products. If we are unable to provide significant charging stations, our business success may be substantially affected.

A significant portion of our success is our ability to deploy the appropriate number of charging stations, in strategic locations relative to our customers and customer behaviors. If Nxu is unable to deploy charging stations to specified locations, this may negatively affect our brand, business, financial goals, operational results, and product success in the market. As such, to meet said availability requirements, Nxu will require significant capital investments to rapidly deploy said NxuOne™ Charging Stations, as well as development of relationships with third party members who can assist in deployment of said charging stations. If we are unable to address service requirements, we may negatively affect our customer experience. As such, Nxu will require service capabilities to be established in locations within close proximity to our Nxu Truck and Nxu Platform owners. Nxu’s ability to engage with third party operating service stations, as well as our ability to establish company operated locations, will be critical to the success of developing a positive customer experience.

While Nxu will work diligently to meet all company and regulatory safety requirements, there is a chance that a component catastrophically fails. It is possible that through unknown circumstances or conditions out of our control, some person is injured by our product. The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including electric vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance that such claims and/or recalls will not be made in the future.

We are subject to substantial regulations and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

Our charging stations, batteries, and the sale of electric vehicles and motor vehicles in general, are subject to regulation under international, federal, state, and local laws, including export and import control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and electric vehicle industry are currently evolving and we face risks associated with these changing regulations.

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

The loss of the services of our CEO, CFO, or President, Mr. Mark Hanchett, Ms. Sarah Wyant, or Mrs. Annie Pratt, respectively, could have a material adverse effect on us. We do not maintain any key man life insurance on our executives. The loss of any of our executives’ services could cause investors to lose all or a part of their investment. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

Our management team does not have experience running a public company.

While our management team has a wide breadth of business experience, none of our executive officers have held an executive position at a publicly traded company. Given the onerous compliance requirements to which public companies are subject, there is a chance our executive officers will fail to perform at a level expected of public company officers. In such an event, the Company’s share price could be adversely affected. The management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. We may upgrade our systems to an enterprise resource management system, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We plan to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

Management’s judgment, estimates and assumptions have a significant impact on business decisions and accounting policies.

Our management team is not infallible. We rely heavily on our management team's judgment in formulating the estimates and assumptions that govern our business decisions and accounting policies. Despite their best intentions, errors in our management team's judgment may result in significant negative impacts to the Company's financial performance.

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

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Our Bylaws (the “Bylaws”) provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our Bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these Bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Limitations on remedies; indemnification.

Our Certificate of Incorporation, as amended from time to time, provides that officers, directors, employees and other agents and their affiliates shall only be liable to the Company and its stockholders for losses, judgments, liabilities and expenses that result from fraud or other breach of fiduciary obligations. Additionally, we assumed certain indemnification agreements with each of our officers and directors consistent with industry practice. Thus, certain alleged errors or omissions might not be actionable by the Company. Our governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify its officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Company, including liabilities under applicable securities laws.

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

The market prices for securities of startup companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our Class A common stock has fluctuated, and may continue to fluctuate, significantly in response to numerous factors, some of which are beyond our control, such as:

•	actual or anticipated adverse results or delays in our research and development efforts;
•	our failure to commercialize our Nxu Platform and Nxu Truck;
•	unanticipated serious safety concerns related to the use of our products;
•	adverse regulatory decisions;
•	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our intellectual property, government investigations and the results of any proceedings or lawsuits, including patent or stockholder litigation;
•	changes in laws or regulations applicable to the electric vehicle industry;
•	our dependence on third party suppliers;
•	announcements of the introduction of new products by our competitors;
•	market conditions in the electric vehicle industry;
•	announcements concerning product development results or intellectual property rights of others;

•	future issuances of our common stock or other securities;
•	the addition or departure of key personnel;
•	actual or anticipated variations in quarterly operating results;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our failure to meet or exceed the estimates and projections of the investment community;
•	issuances of debt or equity securities;
•	trading volume of our common stock;
•	sales of our Class A common stock by us or our stockholders in the future;
•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	ineffectiveness of our internal controls;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events;
•	scarcity of raw materials necessary for battery production; and
•	other events or factors, many of which are beyond our control.

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

If the market price of our Class A common stock declines below $1 for more than 30 consecutive trading days, we may be deemed noncompliant with Nasdaq listing rules, which would require a cure.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company must maintain a closing bid price over $1.00 per share ("Minimum Bid Price Requirement"). Currently, the Company’s closing bid price has been under $1.00 per share for more than 15 consecutive trading days. If the Company's closing bid price is below $1.00 per share for more than 30 consecutive trading days, we may be deemed noncompliant with Nasdaq's continued listing requirements. The Company would have 180 calendar days from receipt of a notice from Nasdaq (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of the Class A Common Stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Company may be eligible for an additional 180-calendar day grace period. Pursuant to Nasdaq Listing Rule 5810(3)(A)(iii), if during any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department of Nasdaq will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). If a company receives such delisting notice, the company can request a hearing before a Nasdaq hearings panel (the “Panel”). If the Class A Common Stock closes at or below $0.10 for ten consecutive days during the Compliance Period or any additional compliance period, the Company could receive a Staff Delisting Determination during the Compliance Period or any additional compliance period or, if the Company receives such Staff Delisting Determination, Nasdaq may not grant the Company’s request for a hearing, or if Nasdaq grants the Company’s request for a hearing, the Panel may not grant the Company’s request for continued listing of the Class A Common Stock on The Nasdaq Capital Market pending the Company’s compliance with all applicable listing criteria, including the Minimum Bid Price Requirement, or the Company may be unable to timely satisfy the terms of any extension that may be granted by the Panel.

If the market price of our Class A common stock declines precipitously, the only cure may be to enact a reverse split of the stock. Failure to maintain compliance with Nasdaq’s Continued Listing Rules could be costly and have material adverse effects.

The Company will continue to monitor the closing bid price of its Class A Common Stock and seek to maintain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of an additional reverse stock split, to regain compliance with the Minimum Bid Price Requirement or the Low Priced Stocks Rule, as applicable.

On December 27, 2023, the Company completed a Reverse Stock Split at a ratio of 1-for-150. If the Company does not maintain compliance with the Minimum Bid Price Requirement, the Company may be forced to complete another reverse stock split, which could negatively affect the price of its Common Stock.

Further, while Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain the Company’s listing, even if we regain compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Compliance Period. The Company has effected a reverse stock split with a cumulative ratio of 150 shares to one. A subsequent reverse stock split could cause the Company to exceed the 1-for-250 ratio. If such ratio is exceeded, the Company would no longer be eligible for a Compliance Period and may be subject to an immediate delisting notification in the event it cannot comply with the Minimum Bid Price Requirement in the future.

Any future non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on the Company’s business, reputation, financing, and results of operation A delisting could substantially decrease trading in the Class A Common Stock, adversely affect the market liquidity of the Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of the Class A Common Stock may decline further and stockholders may lose some or all of their investment.

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

Small public companies are inherently risky and we may be exposed to market factors beyond our control. If such events were to occur it may impact our operating results.

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

Our Bylaws include forum selection provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our business, (ii) any action asserting a claim of breach of a duty owed by any director, officer, employee, agent or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine. In addition, our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions.

These forum selection provisions in our Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, which may discourage such lawsuits against us. We cannot be certain as to whether a court would enforce these provisions, and if a court were to find the forum selection provisions contained in Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could affect the market price and liquidity of our Class A common stock and our ability to issue additional securities and raise additional capital would be adversely impacted

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. If we fall out of compliance with a continued listing standard, there can be no assurance that we will be able to regain compliance with Nasdaq's listing requirements. We intend to take all commercially reasonable actions to maintain our Nasdaq listing, including an evaluation of all reasonable alternatives.

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

Item 1B.         Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

As part of our overall risk management processes and procedures, we have instituted a cybersecurity program designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity program, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We have implemented policies to ensure we can control and monitor all devices that may have access to our protected information. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. Our risk management, legal, and compliance personnel oversee and identify material risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board receives periodic updates from our Chief Legal Officer, President, and Director of Information Technology and more frequently as needed, regarding the overall state of our cybersecurity program, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

Management's Role in Cybersecurity Risk Management

Our management team, including our Chief Legal Officer, President, and Director of Information Technology is responsible for assessing and managing material risks from cybersecurity threats. Members of our management team possess relevant expertise in various disciplines that are key to effectively managing such risks, such as technology systems, technology leadership, technological development, cybersecurity, regulatory compliance and corporate governance. Our Director of Information Technology has over 10 years of experience in technology systems and cybersecurity and has the requisite training, skills, and experience to manage our cybersecurity risks. Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2.         Properties

The Company leases a facility at 1828 Higley Road, Mesa, Arizona, for all its operations. The 42,828 square feet industrial facility is occupied solely by the Company and includes 7,828 square feet of office space and approximately 35,000 in manufacturing space. We do not own the land on which our primary facility is located and thus are subject to various lease arrangements with a third-party entity.

The Company subleases 21,441 square feet of office space at 63 S. Rockford Drive, Ste, 201, Tempe, Arizona. The second-floor suite is occupied entirely by Nxu. We do not own the land on which the additional office space is located, nor are we the primary leaseholder, and thus are subject to various lease arrangements with a third-party entity.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock, par value $0.0001 per share, is listed on Nasdaq and trades under the symbol “NXU.”

Pursuant to the terms of a Share Purchase Agreement, dated as of June 25, 2021, as amended by a letter agreement, dated as of September 19, 2023, by and among the Company, GEM Global Yield LLC SCS (“GEM Global”) and GEM Yield Bahamas Limited (as amended, the “Share Purchase Agreement”), the Company issued 34.0 million shares of Class A common stock to GEM Global on October 2, 2023 in full satisfaction of the Company’s obligation to pay a commitment fee pursuant to the Share Purchase Agreement and fees due under a registration rights agreement. As such, the Company did not receive any proceeds from the sale of such shares. The shares were issued to GEM Global in a private placement in reliance on exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder.

As of March 28, 2024, there were 16,960 holders of record of our Class A common stock. We have never declared or paid any cash dividends on our Class A common stock, and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

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

Company Overview

Nxu, Inc. (“Nxu”, “the Company”, “we”, “us” or “our”) is a US-based technology company building energy and infrastructure solutions for consumers and businesses to enable faster transition to electrification across all market segments. We design, engineer, and build megawatt charging stations, innovative battery cells for use in advanced energy storage systems and mobility products. We believe that widespread adoption of EVs across all market segments, especially by the commercial and industrial markets requires high performing battery solutions that can effectively compete with legacy diesel-based products in terms of capability, performance and charge time. We design, engineer, and build NxuOne™ charging station and plan to build proprietary Li-ion battery cells, energy storage solutions and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

In 2023, we introduced our megawatt charging station, the NxuOne™, and demonstrated its ability to deliver up to 1.1 megawatts of electricity to fast charge compatible batteries. Our megawatt chargers, being designed to provide 1,500kW of electricity, represent the next generation of charging solutions needed to expedite the mass adoption of electric vehicles for individual drivers, commercial fleets, medium-to-heavy duty equipment customers and businesses. To take advantage of the expected rapid growth in the number of EVs on the road in the United States, the Company plans to deploy and test its chargers for mass rollout in the near future.

We also believe that energy storage solutions are important for both consumer and commercial markets as grid stability and resiliency becomes critical to enabling the adoption of electric vehicles. Stationary energy storage systems are technologically adjacent opportunities which can leverage the modular design of our battery packs and advanced battery management systems to create solutions that address residential, commercial and utility-scale needs. Energy storage can also provide backup power during grid outages or emergencies, helping to ensure that critical services like hospitals and emergency responders remain operational.

The Company was incorporated in the State of Delaware on November 9, 2016 as Atlis Motor Vehicles Inc. (“Atlis” or “AMV”), and maintains its headquarters in Mesa, Arizona. Nxu is an early-stage company that first deployed a pilot vehicle charging location in Mesa, Arizona in September 2023 and is working towards scaled manufacturing and site development of charging hardware and software systems to deploy at bespoke charging sites along highway corridors. We have incurred losses from operations and have had negative cash flows from operating activities since our inception. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities given expenses related to the completion of our ongoing research and development and production activities.

On May 12, 2023, Atlis, the predecessor company, completed reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023.

Company and Industry Outlook

We are focused on building products to capture the commercial and industrial markets which represent a portion of the electric vehicle opportunity that we believe is not fully serviced by existing EV solutions. Individuals and companies that make up these segments require vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. However, limited battery capacity, range anxiety, and long charge times continue to be primary challenges to electrification. We are developing products aimed at addressing these challenges. Our planned products include our proprietary mega-watt charging infrastructure and energy storage solutions, and, in the long-term, a return to our proprietary battery cells, a modular and scalable electric powered platform, and an electric pickup truck.

Our strategy is to focus on execution, both in the near-term and in the long-term. Following a shift in focus in the latter half of 2023, we are currently developing our megawatt charging station in our Mesa, Arizona facility. As of December 31, 3023, we have successfully launched our first charging station and produced a second production unit ready for deployment. In 2023, we incurred losses from the operation of our first NxuOne™ charging station, primarily as a result of discounts offered to consumer and commercial customers to generate customer interest. We expect to continue to incur a losses on the delivery of electricity to customer electric vehicles. In the future, we intend to generate additional revenue through the sale of the NxuOne™ charging systems through our partner program as well as by continuing to provide kWh of energy to consumer and commercial customers through the NxuOne™ charging systems. It is possible that we will incur losses from any sales of the NxuOne™ charging systems to partners. Additionally, until we obtain sufficient capital to efficiently scale our production capabilities and increase production volume, we expect to incur losses on each product we sell.

Our operations have been financed primarily through net proceeds from the sale of securities. During the year ended December 31, 2023, we raised approximately $31.4 million net, after expenses, through a mix of convertible notes, public offerings and an “at-the-market” equity offering. The Company intends to continue obtaining additional capital through the public markets and other means. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Segment Information

We evaluated segment reporting in accordance with Accounting Standards Codification 280 – Segment Reporting (“ASC 280”) and concluded that Nxu is comprised of one operating segment. We report segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Reverse Stock Split

On December 26, 2023, we filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split (the “Reverse Stock Split”) of the Class A Common Stock at a ratio of 1-for-150 (the “Reverse Stock Split Ratio”).

The Reverse Stock Split was previously approved by our Board of Directors and a majority of our stockholders. The Reverse Stock Split became effective immediately after the close of trading on Nasdaq on December 26, 2023 (the “Effective Time”), and the Class A common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on December 27, 2023. Accordingly, each holder of our Class A common stock received one share of Class A common stock for every 150 shares such stockholder held immediately prior to the effectiveness of the Reverse Stock Split.

In addition, equitable adjustments corresponding to the Reverse Stock Split Ratio were made to the number of shares of Class A Common Stock underlying our outstanding equity awards and the number of shares issuable under our equity incentive plan. Equitable adjustments corresponding to the Reverse Stock Split Ratio were also made to issued and outstanding shares of the Company’s Class B common stock and to the number of shares of Class A Common Stock underlying the Company’s outstanding warrants, as well as the applicable exercise price. All shares and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split.

No fractional shares were issued in connection with the Reverse Stock Split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share in lieu of such fractional share.

Revenue and Gross Profit

We recognized revenue for the first time in 2023. Our largest source of revenue, totaling approximately $0.5 million, was generated through the sale of battery systems and components. Sales of battery systems and components generated losses as a result of significant costs incurred to develop and deliver battery related products for the first time. In addition, we incurred losses related to our contract to develop and deliver battery products as we were unable to satisfy all performance obligations, resulting in partial recognition of revenue from the contract with our customer.

Beginning in September 2023, we also generated a nominal amount of revenue from the launch of our first megawatt charging station delivering electricity to consumer and commercial customer electric vehicles. We expect to continue to generate revenue from charging customer vehicles and from the sale of proprietary NxuOne™ Megawatt+ Charging Systems to partners.

Sales of electricity to consumer and commercial customers for electric vehicle charging generated losses during the year, primarily as a result of discounted prices offered to customers to generate customer interest and encourage high charging station utilization. In the future, our goal is to continue to drive customer interest while focusing on increasing opportunities for profitability through utilization of our NxuOne™ charging station network, competitive pricing, and deployment of additional NxuOne™ charging stations in the near future.

Investment in Charging Development & Deployment

We have historically aggressively invested in research & development of our products and the growth of our business. In the third quarter of 2023, we made a strategic shift to prioritize development and deployment of our megawatt charging system. In September 2023, we launched the NxuOne™ Megawatt+ Charging System in Mesa, Arizona. In connection with the shift to concentrate our resources on charging technology in 2023, we paused development and production of proprietary battery cells, battery packs and related systems and components. Development and production of batteries is expected to resume in the near term.

While we intend to become profitable and increasingly efficient over time, we also anticipate that our operating expenses will continue to remain consistently high as we maintain our current growth trajectory, scale the production of our megawatt charging stations and continue to invest in research and development of core proprietary products. We therefore anticipate a continued focus on capital financing and strategic partnership with other entities that mirror our commitment to electrification and provide infusions of working capital to fund development and operations. There is no guarantee that we will be able to realize the desired return on our investments.

Strategic Capital Funding

We will continue to seek additional capital to fund our megawatt charging station production goals, charging site development and deployment and research and development of core proprietary products. During 2023, we raised approximately $31.4 million, net to fund our development, production and deployment of energy and infrastructure solutions. Capital funding proceeds throughout the year included:

•	On January 27, 2023, we received proceeds of $9.0 million, net of offering costs, related to the second tranche of convertible notes issued to certain institutional investors.
•

On February 21, 2023, we consummated a public offering for an aggregate of 0.1 million units of the Company’s stock at an offering price of $234 per unit resulting in gross proceeds of approximately $12.0 million, net of offering costs. Each unit consisted of (i) one share of Class A common stock, (ii) 0.65 Series A warrants to purchase 0.65 shares of Class A common stock and (iii) 0.75 Series B warrants to purchase 0.75 shares of Class A common stock, each such warrant being exercisable from time to time for one share of Class A common stock at an exercise price of $234.

•

On August 11, 2023, we completed a public offering of 0.1 million units of the Company’s stock at an offering price of $45 per unit resulting in proceeds from the offering, net of offering costs, of approximately $4.5 million. Each unit consists of one share of Class A common stock (or a pre-funded warrant in lieu thereof) and one common warrant, with each warrant exercisable for two shares of Class A common stock at an exercise price of $45.

•

On October 23, 2023, we completed a public offering of 0.6 million shares of its Class A common stock at an offering price of $5.25 per share. Proceeds from the offering, net of offering costs, were approximately $2.6 million.

•

On November 10, 2023, we launched an “At-The-Market” equity offering (“ATM”) pursuant to our October 2023 shelf registration on Form S-3 for sale from time to time of up to $75.0 million of shares of Class A common stock. As of December 31, 2023, the Company has issued and sold 1.0 million shares of its Class A common stock, resulting in $3.3 million of proceeds, net of commissions and offering costs.

See the Notes to consolidated financial statements contained elsewhere in this Form 10-K for more information.

We intend to continue to focus on strategic capital financing, conscientious operational spending and managing our cash position to optimize our potential for growth and profitability. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Strategic Investment in Lynx

On December 27, 2023, we entered into a Share Exchange Agreement with Lynks Motor Corporation (d/b/a Lynx Motor Corporation), a Delaware corporation (“Lynx”), pursuant to which Lynx sold to us, and we purchased from Lynx, a number of newly issued shares of Lynx representing 15% of the issued and outstanding equity interests in Lynx in exchange for 1,000 newly issued shares of Series A convertible preferred stock, par value $0.0001 per share, of Nxu, which were later converted into 1,000,000 shares of Class A common stock, par value $0.0001 per share, of Nxu. The Share Exchange Agreement had the effect of increasing our stockholders’ equity through strategic investment and memorialized our commitment to utilizing strategic partnerships to accelerate our mission to develop superior highway electrification.

Results of Operations

The following table sets forth certain statement of operations data for the years ended December 31, 2023 and 2022 (in thousands, certain amounts may not calculate due to rounding):

	Years Ended December 31,
	2023	% of Total operating expenses	2022	% of Total operating expenses	Change

Revenue	$496	1%	$—	—%	$496

Cost of revenue	1,015	2	—	—	1,015
Depreciation	14	—	—	—	14
Total cost of revenue	1,029	2	—	—	1,029
Gross loss	(533)	(1)	—	—	(533)

Operating expenses
Stock-based compensation	19,710	43	42,346	60	(22,636)
Research and development	11,310	24	10,375	15	935
General and administrative	15,529	33	11,626	17	3,903
Advertising	319	—	5,297	8	(4,978)

Total operating expenses	46,868	100	69,644	100	(22,776)

Operating loss	(47,401)	—	(69,644)	—	22,243

Other income (expense), net	7,223	—	(1,881)	—	9,104

Net loss	$(40,178)	—%	$(71,525)	—%	$31,347

Revenue. We recognized revenue during the year ended December 31, 2023 of approximately $0.5 million, primarily from delivery of battery system and components recognized upon partial satisfaction of a customer contract. We do not have any other contracts with customers for delivery of battery systems and components. We also launched our first megawatt charging station to deliver electricity to customer electric vehicles in September 2023, which resulted in a nominal amount of revenue during the year ended December 31, 2023.

Cost of revenue and depreciation. We recognized cost of revenue during the year ended December 31, 2023 of approximately $1.0 million. The cost of revenue primarily represents the product cost of battery system and components sales, along with the write-off of approximately $0.9 million in battery system and components work-in-process inventory that will not be completed or sold. We also recognized a nominal amount of energy costs and capitalized depreciation related to the charging station services.

Stock-based compensation.  Stock-based compensation decreased $22.6 million from $42.3 million during the year ended December 31, 2022 to $19.7 million in the year ended December 31, 2023 as a result of the vesting of stock options for employees and executives including $27.8 million of expense in the year ended December 31, 2023. Additionally, we capitalized $0.5 million of stock-based compensation expense to property and equipment for the year ended December 31, 2023. These decreases were partially offset by $6.2 million of compensation expense related to restricted stock units granted under the 2023 Omnibus Incentive Plan (the “Plan”). See Note 12 – Stock-Based Compensation and Common Stock in the Notes to the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data to this Form 10-K for further discussion. Our non-cash stock compensation expenses are expected to remain elevated in the future since it is a crucial element of our comprehensive employee compensation and management incentive plan.

Research and development. Research and development increased $0.9 million from $10.4 million in the year ended December 31, 2022 to $11.3 million in the year ended December 31, 2023 as we continued battery development in the first half of the year and ramped up charging development during the year ended December 31, 2023. We expect to continue to invest heavily in research and development as we continue to bring our products and services to market. We also expect significant future investment in facilities, production capacity and quality, and continued refinement of our product design and development processes. As such, costs may fluctuate due to movement between R&D, finished product production, and capital expenditures.

General and administrative. General and administrative expenses increased $3.9 million from $11.6 million in the year ended December 31, 2022 to $15.5 million in the year ended December 31, 2023. The increase was due to the increase in employee and labor costs from increased headcount in the first half of 2023, along with professional services and compensation costs for outside legal counsel, accounting, and other professional services to facilitate public company activities, including for expenditures related to capital fundraising classified as debt.

Advertising. Advertising decreased by $5.0 million from $5.3 million in the year ended December 31, 2022 to $0.3 million in the year ended December 31, 2023 primarily due to our crowdfunding activities during the year ended December 31, 2022.

Other income (expense), net. Other income (expense), net increased by $9.1 million for the year ended December 31, 2022 to the year ended December 31, 2023 primarily as a result of a $10.6 million gain for changes in the fair value of our convertible long term debt and warrant liability, partially offset by $1.0 million of non-cash warrant expense. See Note 14 – Fair Value of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K for further discussion.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022

Net cash used in operating activities	$(27,991)	$(23,450)
Net cash used in investing activities	(1,670)	(1,557)
Net cash provided by financing activities	29,806	24,562

As disclosed in Note 1 – Organization and Basis of Presentation of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K, the accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern.

During the year ended December 31, 2023, we incurred a net loss of approximately $40.2 million and had net cash used in operating activities of $28.0 million. On December 31, 2023, we had $2.8 million in cash and an accumulated deficit of approximately $259.6 million.

During the year, we raised capital through a mix of convertible notes, public offerings and our ATM equity offering. As of the year ended December 31, 2023, we raised $9 million, net of offering costs, from the second tranche related to our convertible debt agreement, an additional $19.5 million, net of offering costs, through the issuance and sale of our Class A common stock and warrants from public offerings, and a total of $3.3 million, net of offering costs, through the issuance and sales of our Class A common stock through the ATM. Further, in the first quarter of 2024, we raised an additional $10.7 million, net of commissions and offering costs, through the ATM. We cannot provide any assurance that we will be able to raise additional capital on terms acceptable to us or at all.

These matters, among others, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date these financial statements are issued. We believe that we currently have sufficient cash resources to fund our plan of operations for up to the next two quarters. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. We plan to continue considering all avenues available to us in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, equity lines of credit and strategic partnerships. Our success is dependent upon achieving our strategic and financial objectives, including continuing to acquire capital through public markets.

Net cash used in operating activities.  Net cash used in operating activities during the year ended December 31, 2023, was $28.0 million. The use of cash resulted primarily from a net loss of $40.2 million, and changes in the fair value of convertible debt and warrant liabilities of $8.3 million, offset by employee and non-employee stock-based compensation expense of $19.8 million, non-cash warrant expense of $1.0 million, and changes in working capital.

Net cash used in operating activities during the year ended December 31, 2022, of $23.5 million resulted primarily from a net loss of $71.5 million, offset by employee and non-employee stock compensation of $43.1 million, changes in working capital, changes in the fair value of convertible debt and warrant liabilities and forgiveness of the Paycheck Protection Loan program.

Net cash used in investing activities.  Net cash used in investing activities for the years ended December 31, 2023, and 2022, was $1.7 million and $1.6 million, respectively. Cash used in investing activities was related to purchases of property and equipment during each period, offset by proceeds from the sale of property and equipment.

Net cash provided by financing activities.  Net cash provided by financing activities of $29.8 million during the year ended December 31, 2023, primarily consisted of proceeds from stock issuance from our Regulation A+ offering and our ATM sales, as well as proceeds from issuance of $7.3 million convertible debt and the conversion of $0.5 million in employee stock options during the period. These increases were partially offset by $2.4 million of payments on the convertible debt.

Net cash provided by financing activities of $24.6 million during the year ended December 31, 2022, primarily consisted of proceeds from stock issuance from our Regulation A+ offering and crowd funding campaigns as well as proceeds from issuance of $9.0 million convertible debt and the conversion of $260 thousand in employee stock options during the period.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

We have contractual lease obligations for our two properties with initial lease terms ending in summer 2025. The lease agreement for our warehouse facility in Mesa, Arizona includes one or more options to renew with renewal terms that can extend the lease term by five years or more. For additional information related to these obligations, see Note 10 – Leases of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K . In addition, we also have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 14 – Fair Value of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K for further discussion.

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

Stock-Based Compensation

As disclosed in Note 12 – Stock-Based Compensation and Common Stock of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K, we account for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Under the fair value recognition provisions of this topic, stock-based compensation cost for equity classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

We have granted stock-based awards consisting of incentive and non-qualified stock options and restricted stock units to employees, members of our board of directors and non-employees. No stock options were granted to employees, members of our Board of Directors or non-employees in 2023. Existing stock options generally vest over three years at a rate of 33.33% each year beginning one year after the grant date, with the exception of stock options granted to our Chief Executive Officer and our President which vest on the first of each month through December 1, 2024. Stock options generally expire 10 years from the grant date and are exercisable when the options vest. Stock-based compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period based on the estimated fair value of the awards on the grant date. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Calculating the fair value of stock option awards using the Black-Scholes option pricing model requires the input of certain subjective assumptions, including the fair value of the underlying common stock, expected common stock price volatility, expected dividend yield of our common stock, risk-free interest rates, and the expected option term. The assumptions used in the Black-Scholes option-pricing model is estimated as described below. Other reasonable assumptions could have a material impact on our stock-based compensation expense and therefore, our operational results.

Fair value of common stock – Historically, the fair value of our Class A common stock was estimated using a 409a valuation performed by a third party because our Class A common stock had not yet been publicly traded. The 409a valuation included certain inputs and assumptions related to the Company’s projections of future earnings and growth. Beginning in September 2022, the fair value of our common stock was indexed to the listed price of our publicly traded stock.

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

Convertible Debt and Warrants

As disclosed in Note 14 – Fair Value of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K, we elected the fair value option for our convertible debt and warrant liability in accordance with ASC 815 and 820. As a result, our convertible debt instrument and warrant liabilities require the use of the Monte Carlo or Black Scholes valuation model to determine fair value. Calculating the fair value of convertible debt and warrants utilizing this model requires the input of certain subjective assumptions, including the expected share price at conversion/exercise, equity volatility, dividend yield, expected life and risk free rate. Other reasonable assumptions related to the inputs used in the calculation could have a material impact on the fair market value of our convertible debt and warrants and therefore, our operational results.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K for recent accounting pronouncements.

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

For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies,” including but not limited to:

·	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
·	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
·	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
·	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Not required.

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” nor a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2023 (“2024 Proxy Statement”).

Item 10         Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11         Executive Compensation

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13         Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14         Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 16, 2023, by and among Atlis Motor Vehicles Inc., a Delaware corporation, Nxu, Inc., a Delaware corporation, and Atlis Merger Sub Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023).
3.1*	Certificate of Incorporation of Nxu, Inc.
3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023).
3.3	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023).
3.4*	Bylaws of Nxu, Inc.
4.1	Form of Senior Secured Original Issue 10% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
4.4	Form of Series A and Series B Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
4.5	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 10, 2023).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 4, 2023).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 10, 2023).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 10, 2023.
4.10	Registration Rights Agreement, by and between the Company and the selling stockholder (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023).
4.11*	Description of Securities, filed herewith.

10.1†	Amended Collaboration Agreement, dated July 28, 2022, between the Company and Australian Manufactured Vehicles (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.4	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.5	Form of Securities Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.7	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
10.9	Share Exchange Agreement, dated as of December 27, 2023, by and between Nxu, Inc. and Lynks Motor Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023).
10.10+	Nxu, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023).
10.11	Share Purchase Agreement, dated as of June 25, 2021, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.12	Registration Rights Agreement, dated as of June 25, 2021, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.13	Letter Agreement Relating to Share Subscription Facility, dated as of September 19, 2023, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.14+	Board of Directors Agreement, dated May 11, 2023, between the Company and Britt Ide (incorporated by reference to Exhibit 10.1 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.15+	Board of Directors Agreement, dated May 11, 2023, between the Company and Caryn Nightengale (incorporated by reference to Exhibit 10.2 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.16+	Board of Directors Agreement, dated June 15, 2023, between the Company and Jessica Billingsley (incorporated by reference to Exhibit 10.3 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.17+	Employment Agreement, dated as of May 12, 2023, between the Company and Mark Hanchett (incorporated by reference to Exhibit 10.4 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.18+	Employment Agreement, dated as of May 12, 2023, between the Company and Annie Pratt (incorporated by reference to Exhibit 10.5 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.19+	Employment Agreement, dated as of May 12, 2023, between the Company and Apoorv Dwivedi (incorporated by reference to Exhibit 10.6 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.20*+	Employment Agreement, dated as of April 28, 2023, between the Company and Sarah Wyant, filed herewith.
21.1	List of Subsidiaries of Nxu, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
23.1*	Consent of Prager Metis CPAs LLC, independent registered public accounting firm for Nxu, Inc.
24.1*	Power of Attorney (included on the signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)
32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy, filed herewith.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2024.

NXU, INC.

By:	/s/ Mark Hanchett
Mark Hanchett
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned Directors and Officers of Nxu Inc. hereby constitute and appoint Mark Hanchett, Annie Pratt, and Sarah Wyant as such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for such Director or Officer and in such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Hanchett Mark Hanchett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2024

/s/ Annie Pratt Annie Pratt	President and Director	April 1, 2024

/s/ Sarah Wyant Sarah Wyant	Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 1, 2024

/s/ Britt Ide Britt Ide	Director	April 1, 2024

/s/ Caryn Nightengale Caryn Nightengale	Director	April 1, 2024
/s/ Jessica Billingsley Jessica Billingsley	Director	April 1, 2024

NXU, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nxu, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nxu, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2023, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020.

Hackensack, NJ

March 29, 2024

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$2,846	$2,701
Prepaid expenses and other current assets	999	868
Inventory	—	98
Notes receivable from related party	250	—
Total current assets	4,095	3,667

Property and equipment, net	3,865	2,441
Right-of-use assets	1,507	798
Investment in Lynx	3,000	—
Intangible assets, net	20	10
Other assets	772	122
Total assets	$13,259	$7,038

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$3,371	$3,219
Variable share settled restricted stock units	1,334	—
Current portion of operating lease liability	864	344
Other current liabilities	40	680
Total current liabilities	5,609	4,243

Lease liability, net of current portion	688	558
Convertible debt and warrant liability, at fair value	65	11,285
Other long-term liabilities	233	-
Total liabilities	6,595	16,086
Commitments and contingencies (Note 11)

Stockholders' Equity (Deficit):

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 2,563,288 issued and outstanding as of December 31, 2023; 65,093 issued and outstanding as of December 31, 2022	—	—
Class B Common Stock, par value $0.0001; 1,000,000,000 authorized; 243,503 issued and outstanding at December 31, 2023; 0 issued and outstanding at December 31, 2022	—	—
Series A Convertible Preferred Stock, par value $0.0001; 5,000 shares authorized; 1,000 issued and outstanding at December 31, 2023; 0 issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	266,302	210,412
Accumulated deficit	(259,638)	(219,460)
Total stockholders' equity (deficit)	6,664	(9,048)
Total liabilities and stockholders' equity (deficit)	$13,259	$7,038

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share data)

	Years Ended December 31,
	2023	2022

Revenue	$496	$—

Cost of revenue	1,015	—
Depreciation	14	—
Total cost of revenue	1,029	—
Gross loss	(533)	—

Operating expenses:
Stock-based compensation	19,710	42,346
Research and development	11,310	10,375
General and administrative	15,529	11,626
Advertising	319	5,297

Total operating expenses	46,868	69,644

Operating loss	(47,401)	(69,644)

Other income (expense):
Interest expense	(73)	(7)
Paycheck protection program forgiveness	—	397
Gain/(loss) on sale or disposal of property and equipment	18	(152)
Warrant expense	(1,020)	—
Gain/(loss) on convertible debt and warrant liability	8,265	(2,285)
Other income	33	166

Total other income (expense), net	7,223	(1,881)

Net loss	$(40,178)	$(71,525)

Loss per share, basic and diluted	$(72.16)	$(1,347.65)

Weighted average number of common shares outstanding used in computing loss per share:	556,826	53,074

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock
	Class A		Class C		Class B		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2021	45,698	$—	34	$—	171,503	$—	—	$—	$151,737	$(147,935)	$3,802
Class A common stock issued for cash	16,504	—	—	—	—	—	—	—	15,302	—	15,302
Class B common stock issued	—	—	—	—	36,000	—	—	—	—	—	—
Stock-based compensation	1,133	—	—	—	—	—	—	—	42,452	—	42,452
Shares issued for services and rent guarantees	1,010	—	34	—	—	—	—	—	89	—	89
Exchange of Class C to Class A common stock	500	—	(68)	—	—	—	—	—	572	—	572
Exercise of stock options	248	—	—	—	—	—	—	—	260	—	260
Net loss	—	—	—	—	—	—	—	—	—	(71,525)	(71,525)
Balance at December 31, 2022	65,093	$—	—	$—	207,503	$—	—	$—	$210,412	$(219,460)	$(9,048)

Class A common stock issued for cash	730,425	—	—	—	—	—	—	—	8,784	—	8,784
Class A common stock issued for cash under ATM	981,283	—	—	—	—	—	—	—	3,277	—	3,277
Shares adjustment after reverse stock split	10,002	—	—	—	—	—	—	—	—	—	—
Class B common stock issued	—	—	—	—	36,000	—	—	—	—	—	—
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	—	1,000	—	3,000	—	3,000
Stock-based compensation	—	—	—	—	—	—	—	—	18,844	—	18,844
Common stock issued under stock compensation plans	136,494	—	—	—	—	—	—	—	—	—	—
Shares issued for services	973	—	—	—	—	—	—	—	106	—	106
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(1,081)	—	—	—	—	—	—	—	(32)	—	(32)
Exercise of warrants	53,513	—	—	—	—	—	—	—	3,519	—	3,519
Warrant modification from liability to equity	—	—	—	—	—	—	—	—	222	—	222
Exercise of stock options	520	—	—	—	—	—	—	—	547	—	547
Conversion of long term debt to equity	359,399	—	—	—	—	—	—	—	17,623	—	17,623
Stock-based commitment fee	226,667	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(40,178)	(40,178)
Balance at December 31, 2023	2,563,288	$—	—	$—	243,503	$—	1,000	$—	$266,302	$(259,638)	$6,664

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(40,178)	$(71,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	689	348
Employee stock-based compensation	19,710	42,346
Non-employee stock-based compensation	106	768
Non-cash warrant expense	1,020	—
Paycheck Protection Loan Program	—	(397)
Net change in operating lease assets and liabilities	(59)	(22)
Loss on write-off of inventory	896	—
(Gain)/loss on the sale or disposal of property and equipment	(18)	152
(Gain)/loss on fair value of convertible debt and warrant liability	(8,265)	2,285
Changes in assets and liabilities:
Prepaid expenses and other current assets	(130)	(578)
Note receivable from related party	(250)	—
Inventory	(784)	(98)
Other assets	(650)	64
Accounts payable and accrued liabilities	212	2,731
Other current liabilities	(523)	476
Other long-term liabilities	233	—
Net cash used in operating activities	(27,991)	(23,450)

Cash flows from investing activities:
Purchases of property and equipment	(2,217)	(1,787)
Capitalized patent costs	(12)	—
Proceeds from the sale of property and equipment	559	230
Net cash used in investing activities	(1,670)	(1,557)

Cash flows from financing activities:
Proceeds from public offering, net of equity offering costs	21,209	15,302
Proceeds from ATM, net of offering costs	3,277	—
Proceeds from the issuance of convertible debt	7,330	9,000
Payments on convertible debt	(2,367)	—
Payments on financing lease liability	(158)	—
Proceeds from the exercise of stock options	547	260
Tax withholdings related to restricted stock units and awards	(32)	—
Net cash provided by financing activities	29,806	24,562
Net decrease in cash	145	(445)
Cash, beginning of period	2,701	3,146
Cash, end of period	$2,846	$2,701

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$—
Cash paid for interest	$6	$7

Supplemental disclosure of non-cash investing and financing activities:
Debt converted to equity	$18,063	$—
Issuance of Series A Convertible Preferred stock for investment in Lynx	$3,000	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,263	$—
Capital expenditures included in accounts payable and other accrued liabilities	$204	$232
Stock-based compensation expense capitalized to property and equipment	$490	$—
Incremental expense on Class C to Class A stock exchange	$—	$572

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Reorganization, Merger and Incorporation of Nxu, Inc.

On May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu, Inc., a Delaware Corporation (the “Company” or “Nxu”), and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023. After the Reorganization Merger, Atlis was reclassified from a corporation to a limited liability company and renamed Nxu Technologies, LLC.  Nxu Technologies, LLC is a wholly owned operating company and the sole subsidiary of Nxu, Inc.  References to "Nxu" or the "Company" shall collectively mean Nxu, Inc and its wholly owned subsidiary, Nxu Technologies, LLC.

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

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Reverse Stock Split

On December 26, 2023, the Company effected a 1-for-150 reverse stock split of the shares of common stock of the Company. All historical share and per share amounts reflected throughout the financial statements have been retroactively adjusted to give effect to the reverse stock split. See Note 12 – Stock-Based Compensation and Common Stock for further discussion.

Correction of Immaterial Misclassification and Error

Management identified an immaterial classification error related to research and development costs previously reported as general and administrative expense in the December 31, 2022 consolidated financial statements. The correction resulted in an increase to research and development costs of $0.8 million for the year ended December 31, 2022 with a corresponding decrease to general and administrative expenses. The reclassification of costs allows for a more accurate presentation of research and development costs and had no impact on total operating expenses, net loss, total assets, total liabilities or shareholders’deficit.

Management identified an immaterial error in its previously reported stock-based compensation expense in the December 31, 2022 consolidated financial statements. Correction of the error resulted in an increase to stock-based compensation expense of $0.8 million as of December 31, 2022. The restatement had no effect on stockholders’ deficit as of December 31, 2022 and had no other effect to the Company's consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2023, the Company incurred a net loss of $40.2 million and had net cash flows used in operating activities of $28.0 million. On December 31, 2023, the Company had $2.8 million in cash and an accumulated deficit of $259.6 million.

The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. As further discussed in Note 13 – Convertible Debt and Warrant Liability, in January 2023, the Company received the second tranche of funding related to its convertible debt agreement entered into on November 4, 2022 for net proceeds of $9.0 million. Additionally, as discussed in Note 12 – Stock-Based Compensation and Common Stock, throughout 2023, the Company consummated public offerings totaling 0.7 million units of Company stock for net proceeds of approximately $19.1 million. Further, as discussed in Note 12 – Stock-Based Compensation and Common Stock, in November 2023, the Company launched an at-the-market equity offering (“ATM”), which resulted in net proceeds of approximately $3.3 million as of December 31, 2023. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on its business objectives including but not limited to debt financing, private placements, and equity lines of credit. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets.

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

Segment Reporting

The Company evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) 280 – Segment Reporting (“ASC 280”) and concluded that Nxu is comprised of one operating segment. The Company reports segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market funds, and credit and debit card transactions. The cash balance at financial institutions may exceed the FDIC insurance coverage limit. The Company considers all investments with an original maturity of three months or less and money market funds to be cash equivalents.

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

The Company had $0.1 million in raw materials inventory related to a customer contract for battery systems and components as of December 31, 2022. During the first half of the year ended December 31, 2023, the Company continued development on its battery inventory for sale, but later determined it would no longer be able to complete the remaining work in process. As a result, the net realizable value of the inventory was $0, and the Company wrote-off approximately $0.9 million of inventory to cost of goods sold in the consolidated statements of operations during the year ended December 31, 2023.

Deferred Costs

Deferred costs are presented within prepaid expenses and other current assets in the Company’s consolidated balance sheets and represent legal, accounting, and other direct costs related to the Company’s efforts to raise capital through its ATM sales of common stock. Deferred costs are reclassified to additional paid-in-capital upon each sale as a reduction of proceeds on a pro rata basis over the total applicable availability under the ATM.

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

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such facts and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Depending on the asset, estimated fair market value may be determined either by use of the discounted cash flow model or by reference to estimated selling values of assets in similar condition. There were no impairment charges for the years ended December 31, 2023 or 2022.

Intangible Assets

The Company has issued patents for its developed technology. The Company amortizes its patents using the straight-line method over the estimated useful life of each patent of 10 years. The Company recorded nominal amounts of amortization expense on its patents during the years ended December 31, 2023 and 2022.

Investment in Lynx

Investment in Lynx represents the equity interest in the Company’s strategic partnership with Lynx Motor Corporation (“Lynx”). The Company accounts for its investment that represents less than 20% ownership, and for which the Company does not have the ability to exercise influence, using ASC 321 – Investments – Equity Securities (“ASC 321”). Lynx is a private company and therefore the fair value of the equity interest is not readily determinable. Therefore, the Company remeasures its investment at cost minus impairment, if any. See Note 12 – Stock- Based Compensation and Common Stock for further discussion of the Company’s investment in Lynx Motor Corporation.

Leases

The Company adopted ASC 842, Leases (“ASC 842”), on January 1, 2022. The Company chose to elect certain relief options offered in ASC 842 including the package of practical expedients, the option to account for separate lease and non-lease components as a single unit, and the option to exclude right-of-use assets and lease liabilities that arise from short term leases (i.e., leases with terms of twelve months or less). Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company’s lease evaluation may include options to terminate the lease when it is reasonably certain that the Company will exercise such options. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for amortization of the ROU asset is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, material restrictions, or covenants.

Contract Liability

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. The Company had a contract liability of $0 and $0.5 million as of December 31, 2023 and 2022, respectively. Contract liabilities are presented within other current liabilities in the Company’s consolidated balance sheets.

Convertibles Notes and Warrant Liabilities

The Company accounts for its Convertible Notes under ASC 815, Derivatives and Hedging (“ASC 815”), and as such has elected to account for these instruments under the fair value option under ASC 825. Using the fair value option, the Convertible Notes are required to be recorded at initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as non-cash changes in the fair value of the Convertible Notes in other income (expense), net in the Company’s consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Convertible Notes are expensed as incurred and are not deferred. The Company calculates fair value using an appropriate method, which in the case of the currently outstanding Convertible Notes, is the Monte Carlo simulation model.

The Common Stock Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Common Stock Warrants are recorded in other income (expense), net in the consolidated statements of operations each period. The Common Stock Warrants are valued using a Monte Carlo simulation model, except for Series B Warrants, which are valued using the Black Scholes simulation model. Changes in fair value of the liability resulting from the cumulative changes in instrument-specific credit risk are presented in accumulated other comprehensive income. As of December 31, 2023, there were no changes in the liability related to credit risk.

The Convertible Notes and the Common Stock Warrants are considered to be a Level 3 fair value measurements. Inherent in the pricing models used to value these instruments are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Retail Charging Services

The Company provides electricity for its customers through the use of its megawatt charging station equipment. The transaction price of the charging services is set forth in the customer contracts. The Company satisfies its performance obligation at the point in time in which electricity is delivered to the customer’s vehicle, of over the course of a month in the case of its subscription model. Revenue is recognized as the agreed upon purchase price, calculated as a dollar amount per kilowatt hour provided for point-in-time transactions, and a set monthly price for the subscription transactions.

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

Research and Development Expenses

Research and development costs are primarily related to development of our charging units and battery systems and components. Research and development costs are charged to operations when incurred and are included in operating expenses on the consolidated statements of operations. In the years ended December 31, 2023 and 2022, the Company recorded $11.3 million and $10.4 million, respectively, in research and development expenses, of which $6.2 million and $6.8 million, respectively, was related to employee compensation and $5.1 million and $3.6 million, respectively, was related to materials and equipment purchases.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company classifies stock-based awards granted in exchange for services as either equity awards or liability awards. The classification of an award as either an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on the fair value of the award at the grant date. Liability awards are granted at a fixed dollar amount settled in a variable number of shares and are measured at fair value at the grant date and remeasured at the end of each reporting period until fully vested. As such, the fair value of awards classified as liabilities at each reporting date approximates the fixed dollar amount at inception.

The Company generally recognizes stock-based compensation on a straight-line basis over the award’s requisite service period, which is generally the vesting period of the award, less actual forfeitures. No compensation expense is recognized for awards for which participants do not render the requisite services. For equity and liability awards earned based on performance or upon occurrence of a contingent event, when and if the awards will be earned is estimated. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. If the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. To the extent the estimate of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change. See Note 12 – Stock-Based Compensation and Common Stock for additional information.

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

Advertising

The Company advertises its business utilizing media networks, including, but not limited to online and social media presence to build awareness for the product and brand. Advertising costs for the years ended December 31, 2023 and 2022 were $0.3 million and $5.3 million, respectively.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of risk.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of December 31, 2023, and 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2023, and 2022, due to the short maturities of such instruments.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2023 or 2022.

Adoption of Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on its consolidated financial statements.

3.	Revenue

Prior to the year ended December 31, 2023, the Company was in a pre-revenue development stage. During the year ended December 31, 2023, the Company recognized the following in disaggregated revenue (in thousands):

Battery systems and components sales	$494
Retail charging services	2
Total revenue	$496

During the year ended December 31, 2023, the Company recognized revenue for the delivery of battery systems and components, resulting in approximately $0.5 million in revenue. The Company had previously recorded a contract liability in connection with the revenue not yet recognized for the performance obligations under the contract. As of December 31, 2023 and December 31, 2022, the Company had a remaining contract liability under the contract of $0 million and $0.5 million, respectively, which is presented within other current liabilities in the consolidated balance sheets. The Company does not have any other contracts with customers for delivery of battery systems and components.

The Company also launched the NxuOne™, its first megawatt charging station, to deliver electricity to customer electric vehicles during the year ended December 31, 2023, and recognized a nominal amount of revenue.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2023	2022

Charging station equipment	$649	$—
Leasehold improvements	151	261
Tools and plant equipment	2,715	2,354
Office equipment	318	114
Software	860	—
Vehicles	70	70
Total property and equipment excluding construction in progress	4,763	2,799
Less: accumulated depreciation and amortization	(898)	(358)
Property and equipment excluding construction in progress, net	3,865	2,441
Charging station equipment construction in progress	—	—
Property and equipment, net	$3,865	$2,441

Depreciation expense for the years ended December 31, 2023 and 2022 was $0.6 million and $0.3 million, respectively, of which a nominal amount was capitalized to cost of revenue during the year ended December 31, 2023. No depreciation was capitalized to cost of revenue during the year ended December 31, 2022.

The Company capitalized internal use software costs of approximately $0.9 million during the year ended December 31, 2023, which is included in software in the table above and is primarily related to payroll and payroll-related costs for employees who are directly devoted time to the development of software products for internal use. No internal use software costs were capitalized during the year ended December 31, 2022.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2023	2022

Tax credit receivable	$372	$—
Prepaid insurance	302	765
Prepaid rent	98	3
Deferred offering costs	102	—
Other prepaid expenses	125	100
Total prepaid expenses and other current assets	$999	$868

6.	Other Assets

Other assets consist of the following (in thousands):

	As of December 31,
	2023	2022

Security deposits	$772	$101
Vendor deposits	—	21
Total prepaid expenses and other current assets	$772	$122

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022

Accounts payable	$2,501	$1,523
Accrued compensation and benefits	153	234
Other accrued liabilities	717	1,462
Total accounts payable and accrued liabilities	$3,371	$3,219

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

Deferred income tax assets are comprised of the following (in thousands):

	As of December 31,
	2023	2022
Deferred income tax assets:	$60,537	$51,919
Valuation allowance	(60,537)	(51,919)
Net total	$-	$-

As of December 31, 2023, total net operating loss carryforwards total approximately $54.3 million. The Company’s net operating loss carryforwards consist of approximately $16.5 million related to years prior to 2022, which will carryforward through 2037, and approximately $19.9 million and $17.8 million for fiscal years 2022 and 2023, respectively, which will carry forward indefinitely.

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

The Company generated an income tax benefit of $10.0 million for the year ended December 31, 2023. The Company has increased its valuation allowance accordingly as the Company's ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The reconciliation between the statutory rate and the effective tax rate is as follows:

	As of December 31,
	2023	2022
Effective Tax Rate Reconciliation:

Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	-%	-%
Change in valuation allowance	(21%)	(21%)
Effective Tax Rate	-%	-%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2023 and 2022 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

The Company's federal income tax returns for tax years ended December 31, 2019 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended December 31, 2017 and beyond.

9.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the years ended December 31, 2023 and 2022, respectively, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2023 and 2022 (dollars in thousands, except per share data):

	Years Ended December 31,
	2023	2022

Numerator:
Net loss	$(40,178)	$(71,525)

Denominator:
Weighted-average shares of Class A common stock outstanding	556,826	53,074

Net loss per share, basic and diluted	$(72.16)	$(1,347.65)

The Company had outstanding stock options and RSUs during the year ended December 31, 2023, as further discussed in Note 12 – Stock-Based Compensation and Common Stock. None of the options outstanding were potentially dilutive as the exercise prices were not in-the-money throughout the year. Weighted-average restricted stock units of approximately 0.5 million were evaluated under the treasury stock method for potentially dilutive effects. Further, as discussed in Note 15 – Subsequent Event, on February 23, 2024, the Company authorized the RSU Exchange Program (as defined below), to provide for the cancellation and exchange of the Company’s unvested RSUs. Therefore, unvested RSUs were determined to be anti-dilutive.

Weighted-average warrants of approximately 0.1 million for the year ended December 31, 2023 were evaluated for potentially dilutive effects and they were determined to be anti-dilutive.

Weighted-average as-converted convertible notes of approximately 0.2 million were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

On February 6, 2024, Lynx converted its Series A Convertible Preferred Stock into 1.0 million shares of Class A common stock.

For the year ended December 31, 2022, approximately 0.3 million options and RSUs, approximately 0.1 million shares related to convertible notes, and a nominal amount of warrants were evaluated for potentially dilutive effects and were determined to be anti-dilutive.

10.	Leases

As of December 31, 2023, the Company’s operating leases consist of an office space in Tempe, Arizona and warehouse space in Mesa, Arizona, which had initial terms of two years and five years, respectively. Both terms expire in 2025. The leases had a weighted average remaining lease term of 1.7 years and 2.5 years, and a weighted average discount rate of 8.69% and 3.25%, as of December 31, 2023 and 2022, respectively.

The Company also had a finance lease for equipment to be used in research and development. The lease had a term of 18 months at 7% interest payable in monthly installments of $14 thousand. As of December 31, 2023, the finance lease has terminated.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statements of operations during the years ended December 31, 2023 and 2022 (in thousands):

		December 31,
		2023	2022
Lease Expense Category:	Classification

Operating Lease Expense	General and administrative expenses	$654	$335
Finance lease expense:
Amortization of leased assets	General and administrative expenses	66	23
Interest on lease liabilities	Interest expense	6	7
Total lease expense		$726	$365

The Company’s aggregate lease maturities as of December 31, 2023, are as follows (in thousands):

Year	Operating Leases	Finance Lease
2024	$968	$40
2025	716	—
Total minimum lease payments	1,684	40
Less imputed interest	(132)	—
Total operating lease liabilities	$1,552	$40

11.	Commitments and Contingencies

Registration Rights

The holders of the convertible notes that were issued will have registration rights to require the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement to be signed in conjunction with the convertible notes.

Concurrently with the closing of the share exchange with Lynx, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Lynx, pursuant to which the Company agreed to file a registration statement (a “Registration Statement”) with the SEC registering the resale of the Class A Common Stock issuable upon conversion of the Series A Preferred Stock within forty-five (45) days after the closing of the share exchange, and to cause any such Registration Statement to become effective as promptly as practicable after filing.

Contract Losses

In December 2021, the Company entered into an agreement ("Agreement") with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. In October 2023, the Parties agreed to a settlement whereby the Company agreed to pay a termination fee of $0.7 million to QAD over a 21-month period, upon which the Company will be released from the contract. As of December 31, 2023, the Company’s remaining portion accrued for the fee due within the next twelve months is $0.4 million and is included in accounts payable and accrued liabilities, and the remaining portion is included in other long-term liabilities in the Company’s consolidated balance sheets.

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

12.	Stock-Based Compensation and Common Stock

Stock-Based Compensation

A summary of stock-based compensation recognized during the years ended December 31, 2023 and 2022 is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022

Restricted stock units (classified as liabilities)	$4,667	$—
Restricted stock units (classified as equity)	1,538	550
Stock options	13,995	41,796
Total stock-based compensation	20,200	42,346
Stock-based compensation capitalized to property and equipment	(490)	—
Stock-based compensation, net of capitalized amount	$19,710	$42,346

During the years ended December 31, 2023 and 2022, the Company capitalized $0.5 million and $0, respectively, of stock-based compensation to property and equipment related to software development and charging station units. All other stock-based compensation is included in the accompanying consolidated statements of operations.

During preparation of the Company's consolidated financial statements for the year ended December 31, 2023, management identified an error in its previously reported stock-based compensation expense for the year ended December 31, 2022. The error resulted from the inadvertent omission of expense related to stock options granted to employees of the Company throughout 2022, the majority of which vested immediately. None of the omitted grants have been exercised. Stock-based compensation expense has been restated from amounts previously reported to include additional expense from the vesting of stock options of approximately $0.8 million for the year ended December 31, 2022. The restatement had no effect on stockholders’ deficit as of December 31, 2022 and had no other effect to the Company's consolidated financial statements.

As of December 31, 2023, unrecognized stock-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2023 is presented in the table below. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

	Unrecognized Stock-based Compensation Related to Outstanding Awards (in thousands)	Remaining Weighted Average Amortization Period (in years)
Stock options	$4,031	0.9
Restricted stock units classified as equity awards	197	1.7
Restricted stock units classified as liability awards	8,259	1.3
Total unrecognized stock-based compensation	$12,487

Stock Options

The Company granted stock options during the year ended December 31, 2022. The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. The fair value of stock options at the grant date was determined using the following assumptions for the years ended December 31, 2022:

December 31, 2022

Expected average life (years)	7.0
Expected volatility	75.33%
Risk-free interest rate	1.65%
Expected dividend yield	-%

The Company did not grant options during the year ended December 31, 2023.

A summary of the Company’s outstanding stock options as of December 31, 2023 and 2022 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Outstanding, December 31, 2021	304,443	$1,050.00	7.0
Granted	6,868	$1,158.23	6.8
Exercised	(248)
Forfeited	(6,028)	$1,050.00	7.0
Unissued shares converted to options	523
Outstanding, December 31, 2022	305,558	$1,050.00	7.0
Granted	-
Exercised	(520)		7.0
Forfeited	(4,941)	$1,134.02	7.0
Outstanding, December 31, 2023	300,097	$1,054.35	7.0
Exercisable, December 31, 2023	263,570	$1,054.97	7.0

In 2022, the Company agreed with a third party who provided a rent guarantee to the Company’s landlord on the Company’s building in Mesa, Arizona to exchange 500 shares of Class A common stock for 66 shares of Class C common stock. The Company recorded general and administrative expenses of $0.6 million on the Company’s consolidated statements of operations for the year ended December 31, 2022, resulting from consideration provided for the loss of prerequisites afforded to the Class C shareholder.

Restricted Stock Units

Employees, non-employee directors and consultants of the Company participate in the 2023 Omnibus Incentive Plan (the "Plan") and are granted Nxu stock-based awards, which include restricted stock units (“RSUs").

For the years ended December 31, 2023 and 2022, the Company granted RSUs classified as equity awards, which generally vest over a three year period. RSUs granted and classified as equity awards are measured at fair value based on the closing price of the company’s common stock on the grant date. Compensation cost for these RSUs is recognized on a straight-line basis over the requisite service period, which is the vesting period. In accordance with ASC 718-10-35-8, the amount of compensation cost recognized will at least equal the portion of the grant-date value of the award that is vested at that date.

During the year ended December 31, 2023, the Company granted RSUs that vest over various periods, ranging from immediate to increments over a period of three years. The Company generally accounts for these RSUs as liability-classified awards; the awards are granted at a fixed dollar amount settled in a variable number of shares, and as such, the fair value approximates the fixed dollar amount at inception. As a result, the RSUs will be measured at fair value at the grant date and remeasured at the end of each reporting period until fully vested.

On October 31, 2023, the Company’s Board of Directors approved an amendment to certain existing Executive grant agreements to delay the vesting of service-based liability-classified Executive RSU awards that would have vested between October and December 2023 to vest on January 31, 2024. As of the date of the amendment, the Company determined there was no incremental value of the awards in connection with the amendment. Additionally, as all Executives affected by the amendment were still employees as of December 31, 2023, the Company determined it was probable they would meet the service requirements and their awards would vest within the initial vesting period of the awards. Therefore, the Company recognized stock-based compensation expense at the fair value of the awards through the initial vesting dates. The amended awards will remain classified in liabilities in the consolidated balance sheets of the Company until they are settled in a variable number of shares.

The Board of Directors subsequently approved additional amendments in January and March 2024 to further delay the vesting of the same RSUs, including vests between January and May, until June 30, 2024.

A summary of the Company’s outstanding RSUs as of December 31, 2023 and 2022 and changes during the year is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested, December 31, 2021	8,965	$1,050.00
Granted	734	$1,050.00
Settled	(8,526)	$1,050.00
Forfeited	(50)	$1,050.00
Unvested shares converted to options	(523)	$1,050.00
Outstanding and unvested, December 31, 2022	600	$1,050.00

Granted	338,332	$9.72
Settled	(319,144)	$10.28
Forfeited	(16,887)	$0.50
Outstanding and unvested, December 31, 2023	2,901	$0.49

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

Common Stock

Organizational Structure

As described in Note 1. Organization and Basis of Presentation, on May 12, 2023, the Company completed its Reorganization Merger to Nxu, Inc. At the effective time of the Reorganization Merger, all of the issued and outstanding shares of Atlis’s Class A common stock, par value $0.0001 per share (“Atlis Class A Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class A common stock, par value $0.0001 per share (“Nxu Class A Common Stock”) and all of the issued and outstanding shares of Atlis’s Class D common stock, par value $0.0001 per share (“Atlis Class D Common Stock” and, together with Atlis Class A Common Stock, “Atlis Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class B common stock, par value $0.0001 per share (“Nxu Class B Common Stock” and, together with Nxu Class A Common Stock, “Nxu Common Stock”), and, as a result, the current stockholders of Atlis automatically became stockholders of Nxu, holding the same number and percentage of shares of Nxu Common Stock as they held of Atlis Common Stock as of immediately prior to the Reorganization Merger.

Issuance and conversion of shares of common stock pursuant to the Reorganization Merger are considered transactions between entities under common control. As a result, the consolidated financial statements for periods prior to these transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

In 2023 and 2022, the Company issued Class B shares of common stock. These shares are not traded openly nor available for sale to the public. Class B shares are offered only to the (1) Chief Executive Officer and (2) President of the Company. At all meetings of stockholders and on all matters submitted to a vote of stockholders of the Corporation generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder. The shares of Class B common stock are not entitled to receive any dividends or any distribution upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class B shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class B shares owned by such holder. Shares of Class B common stock were issued to the (1) Chief Executive Officer and (2) President in the amount of 0.2 million shares through December 31, 2023.

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

Reverse Stock Split

On December 26, 2023, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to affect a reverse stock split (“the “Reverse Stock Split”) of the Class A Common Stock at a ratio of 1-for-150 (the “Reverse Stock Split Ratio”).

The Reverse Stock Split was previously approved by the Company’s board of directors and a majority of the Company’s stockholders. The Reverse Stock Split became effective immediately after the close of trading on Nasdaq on December 26, 2023 (the “Effective Time”), and the Class A common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on December 27, 2023. Accordingly, each holder of our common stock received one share of common stock for every 150 shares such stockholder held immediately prior to the effectiveness of the Reverse Stock Split.

In addition, equitable adjustments corresponding to the Reverse Stock Split Ratio were made to the number of shares of Class A Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company's equity incentive plan. Equitable adjustments corresponding to the Reverse Stock Split Ratio were also made to issued and outstanding shares of the Company’s Class B common stock, and to the number of shares of Class A Common Stock underlying the Company’s outstanding warrants, as well as the applicable exercise price.

Common Stock Offerings

On February 21, 2023, the Company completed a public offering of 0.1 million units at a public offering price of $234.00 per unit (the “February 2023 Offering”). Each unit consists of one share of Class A common stock, Series A warrants to purchase 0.65 shares of Class A common stock (the “Series A Warrants”), and Series B warrants to purchase 0.75 shares of Class A common stock (the “Series B Warrants”). See Note 13 - Convertible Notes and Warrant Liability for more information regarding the Series A and Series B warrants. Proceeds from the offering, net of offering costs, were approximately $12.0 million.

On August 11, 2023, the Company completed a public offering of 0.1 million units at an offering price of $45.00 per unit (the “August 2023 Offering”). Each unit consists of one share of Class A common stock (or a pre-funded warrant in lieu thereof) and one common warrant, with each warrant exercisable for two shares of Class A common stock at an exercise price of $45.00 per share (the “August 2023 Warrants). See Note 13 - Convertible Notes and Warrant Liability for more information regarding the August 2023 warrants. Proceeds from the offering, net of offering costs, were approximately $4.5 million.

In September 2022, a stock purchase agreement between the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, respectively (together, “GEM Global”) became effective whereby GEM Global committed to purchase up to $300.0 million in shares of the Company’s Class A common stock for up to three years (the “GEM Stock Purchase Facility”). In connection with the GEM Stock Purchase Facility, GEM Global would earn a commitment fee proportionate to number of shares sold in the first year, or a $6.0 million commitment fee on September 27, 2023 if no shares were sold. As of September 27, 2023, the Company had not sold any shares under the GEM Stock Purchase Facility and, as such, registered 0.3 million Class A common shares, 0.2 million of which were immediately issuable to GEM Global for payment of the commitment fee. Additionally, in connection with the share registration, approximately 2 thousand warrants were issuable to GEM Global. On October 2, 2023, the 0.2 million shares of Class A common stock and 2 thousand common stock warrants were issued to GEM Global.

On October 23, 2023, the Company completed a public offering of 0.6 million shares of its Class A common stock at an offering price of $5.25 per share (the “October 2023 Offering”). Proceeds from the offering, net of offering costs, were approximately $2.6 million.

In November 2023, the Company launched its ATM pursuant to its shelf registration on Form S-3 for sale from time to time of up to $75.0 million of Class A common stock. As of December 31, 2023, the Company has issued and sold approximately 1.0 million shares of its Class A common stock, resulting in $3.3 million of proceeds, net of commissions and offering costs.

Series A Convertible Preferred Stock

Share Exchange Agreement with Lynx Motor Corporation

On December 27, 2023,  the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Lynx, pursuant to which Lynx sold to the Company, and the Company purchased from Lynx, a number of newly issued shares of Lynx representing 15% of the issued and outstanding equity interests in Lynx in exchange for 1,000 newly issued shares of series A convertible preferred stock, par value $0.0001 per share, of the Company (the “Series A Convertible Preferred Stock” or “Series A Convertible Preferred Shares”). Each Series A Convertible Preferred Share is convertible into 1,000 shares of Class A common stock, par value $0.0001 per share, of the Company for a conversion price of $3.00 per share. The Share Exchange Agreement contains customary representations and warranties by the Company. As a part of the transaction, the Company designated one person to serve on the board of directors of Lynx. The Company’s investment in Lynx is presented within investment in Lynx at the fair market value of the Series A Convertible Preferred Stock on the transaction date, with the corresponding issuance of Series A Convertible Preferred Stock presented within stockholders’ equity in the consolidated balance sheets.

On February 8, 2024, Lynx converted all the Series A Convertible Preferred Stock into 1.0 million shares of Class A common stock.

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note in the principal amount of $0.3 million to the Company in exchange for $0.3 million in immediately available funds from the Company. The note is due and payable by June 2024, and is presented in notes receivable from related party in the consolidated balance sheets.

13.	Convertible Debt and Warrant Liability

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

The Convertible Notes are convertible solely into Class A common stock of the Company at a conversion price of (a) $2,250 per share (“Fixed Conversion Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (“Variable Conversion Price”), whichever is lower. The Fixed Conversion Price includes a one-time reset at the 6-month anniversary of the Original Issuance Date (the “Reset Date”) to the lower of the conversion price (with the Variable Conversion Price determined as if the conversion notice was delivered on the Reset Date) and 130% of the daily VWAP of the common stock for the trading day immediately prior to the Reset Date.

All Convertible Notes and related common stock warrants, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time. Upon an event of default, the Convertible Notes earn interest at a rate of 10% per annum.

First Tranche

On November 3, 2022, the Company issued the first tranche of the Convertible Notes in the aggregate principal amount of $10.0 million and common stock warrants to purchase up to an aggregate of 1,543 shares of Class A common stock (the “First Tranche”) to the Investors pursuant to the Purchase Agreement for net proceeds of $9.0 million. These Convertible Notes have a maturity date of 24 months from the issuance date. Subsequently, upon reaching the Reset Date, the exercise price of the remaining balance was changed to $96.05 per share. These Convertible Notes are secured by a first priority security interest in all of the assets of the Company.

On January 5, 2023, the Company entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company and each Investor agreed, among other things, to amend the terms and conditions of the second tranche of funding and terminate the third tranche of funding contemplated under the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company also issued a warrant to the Investors to purchase up to an aggregate of 3,587 shares of the Company’s Class A common stock (the “Purchase Agreement Amendment Tranche”).

Second Tranche

On January 27, 2023, the Investors exercised their rights to purchase the allowable amounts under the Purchase Agreement Amendment and the Company issued the second tranche of the Convertible Notes in the aggregate principal amount of $10.0 million and common stock warrants to purchase up to an aggregate of 6,281 shares of Class A common stock (the “Second Tranche”) to the Investors pursuant to the Purchase Agreement for net proceeds of $9.0 million. These Convertible Notes have a maturity date of 24 months from the issuance date. Subsequently, upon reaching the Reset Date, the exercise price of the remaining balance was changed to $112.32 per share.

The Company elected the fair value option to account for the Convertible Notes, as further discussed in Note 14 – Fair Value. As such, the Company recorded the Convertible Notes at fair value and subsequently remeasures them at fair value at each reporting date. Changes in fair value are recognized as a component of other income (expense), net in the consolidated statements of operations. Activity related to the Company’s Convertible Notes during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years ended December 31,
	2023	2022

Balance at the beginning of the year	$10,911	$—
Convertible Debt issued during the period	7,330	7,034
Conversions	(17,623)	—
Payments	(2,367)	—
Change in fair value measurement	1,759	3,877
Convertible Notes Liability at the end of the year	$10	$10,911

On April 11, 2023, the Company received a notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Global Market. The Company acknowledges that receipt of the notice from Nasdaq constituted an event of default under its Convertible Notes agreements. As a result, unless waived by the holders, the Convertible Notes began accruing default interest at a rate of 10% per annum and the Company was obligated to pay to the holders up to $1.4 million, which amount represented 100% of the sum of (x) the outstanding principal of the Convertible Notes as of April 11, 2023 and (y) accrued and unpaid interest thereon. As such, a total of $0.08 million was accrued as interest payable on the Convertible Notes as of December 31, 2023.

Warrant Liability

As discussed in previous sections of this Form 10-K, the Company has issued warrants in connection with various capital raises. The following tables summarize the Company’s warrants outstanding as of December 31, 2023 and 2022:

Warrants Outstanding:

	First Tranche	Purchase Agreement Amendment	Second Tranche	Series A	Series B	August 2023	GEM Warrants
December 31, 2021	—	—	—	—	—	—	—
Issued	1,543	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—
December 31, 2022	1,543	—	—	—	—	—	—
Issued	—	3,587	6,281	36,114	41,670	222,223	2,270
Exercised	—	—	—	(36,114)	(8,065)	—	—
Modified (1)	—	—	—	—	—	(160,000)	—
December 31, 2023	1,543	3,587	6,281	—	33,605	62,223	2,270

(1)	During the year ended December 31, 2023, the Company and certain Investors of the August 2023 Warrants agreed to amend the terms of the original warrant agreements to remove the feature that precludes the warrants from being considered indexed to the Company’s own stock. As a result, these modified warrants were measured at fair value and reclassified to equity.

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$2,250		$88.65
Purchase Agreement Amendment	1/5/2023	6/5/2023	$2,250		$87.38
Second Tranche	1/27/2023	7/30/2023	$2,250		$103.68
Series A	2/21/2023	No Reset	$0		N/A
Series B	2/21/2023	No Reset	$234	(1)	N/A
August 2023	8/11/2023	No Reset	$45	(2)	N/A
GEM Warrants	10/2/2023	No Reset	$26.54		N/A

(1)	Excludes 4,800 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants, as discussed below.

In connection with the issuance of the Convertible Notes, the Investors received a number of common stock warrants equal to 30% of the face value of the Convertible Notes divided by the VWAP prior to the applicable closing date. The common stock warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $2,250 per share (“Exercise Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (“Variable Exercise Price”), whichever is lower. The Exercise Price included a one-time reset at the 6-month anniversary of the initial exercise date (the “Reset Date”) to the lower of the initial Exercise Price and 120% of the daily VWAP on the trading day prior to the Reset Date. The common stock warrants issued in First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche have a five-year exercise period from their respective issuance date. Subsequently to their issuance, upon reaching the Reset date, the Exercise Price of these warrants was changed to $88.65, $87.38, and $103.68 per share for the First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche, respectively.

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

As discussed in Note 12 – Stock-based Compensation and Common Stock, in connection with the August 2023 Offering, the purchasing shareholders received August 2023 Warrants with each Class A common share issued. The Company also issued pre-funded warrants (the “Pre-Funded Warrants”) which were immediately exercisable for one share of Class A common stock at an Exercise Price of $0.0001 and were fully exercised as of December 31, 2023. The August 2023 Warrants were immediately exercisable and expire three years from the date of issuance. As of December 31, 2023, 160,000 of the August 2023 Warrants were amended and reclassified as equity warrants.

In connection with the August 2023 Offering, the Company amended existing Series B warrant agreements to authorize certain Investors to purchase 12,865 shares of the Company’s Class A common stock for no consideration. As of December 31, 2023, 8,065 of these Series B warrants were exercised. Series B warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period.

The majority of the First Tranche, Purchase Agreement Amendment tranche, Second Tranche, Series A, Series B, August 2023 Warrants, and GEM warrants (together, the “Liability Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s consolidated balance sheets. The Company records the Liability Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, as further discussed in Note 14 – Fair Value. Activity related to the Company’s warrants during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022

Balance at the beginning of the year	$374	$—
Liability Warrants issued during the period	13,446	1,966
Liability Warrants exercised during the period	(3,519)	—
Liability Warrants modified to Equity Warrants	(222)	—
Change in fair value measurement	(10,024)	(1,592)
Warrant Liability at the end of the year	$55	$374

14.	Fair Value

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		As of December 31,
	Level	2023	2022
Convertible Notes	3	$10	$10,911
Warrant liability	3	55	374
Convertible Notes and warrant Liability, at fair value		$65	$11,285

Convertible Notes

As of December 31, 2023, the Second Tranche of Convertible Notes was fully converted, and a nominal amount of the First Tranche was outstanding. Therefore, no fair value estimate was calculated on the Convertible Notes as of December 31, 2023. The following table provides the fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Convertible Notes fair value	$10	$10,911
Convertible Notes, contractual principal outstanding	10	10,000
Fair value less unpaid principal balance	$—	$911

The estimated fair value of the Convertible Notes as of December 31, 2022 was based on the following significant inputs:

December 31, 2022
First Tranche

Risk-free interest rate	4.46%
Time to expiration (in years)	1.84
Expected volatility	85%
Dividend yield	—
Stock price	$3.25
Original face value	$10,000,000
Fixed conversion rate	$15.00
Roll-forward discount rate	5.11%

Warrant Liability

The following table provides quantitative information regarding Level 3 fair value measurements for Common Stock Warrants as of December 31, 2023 and 2022:

	December 31, 2023						December 31, 2022
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants	First Tranche

Risk-free interest rate	3.84%	3.84%	3.84%	3.91%	3.84%	3.84%	4.46%
Time to expiration (in years)	3.84	4.01	4.01	4.14	2.61	1.66	1.84
Expected volatility	90%	90%	90%	125%	85%	90%	85%
Dividend yield	—	—	—	—	—	—	—
Stock price	$2.3	$2.30	$2.30	$2.30	$2.30	$2.30	$3.25
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54	$15

15.	Subsequent Events

At-The-Market (“ATM”) Offering

Subsequent to December 31, 2023, the Company issued and sold an additional 8.1 million shares of its Class A common stock for a total of 9.1 million shares issued and sold from its ATM pursuant to its October 2023 Shelf. The additional shares issued and sold resulted in $10.7 million of proceeds, net of commissions and offering costs, for a total of $14.0 million in proceeds, net of commissions and offering costs from the ATM.

Lynx Corporation Preferred Share Conversion

On January 29, 2024, the Company registered 1,000,000 shares of Class A common stock, par value $0.0001, pursuant to the terms of its Share Exchange Agreement with Lynx, under which Nxu sold to Lynx 1,000 shares of Series A convertible preferred stock, par value $0.0001, which are convertible into shares of Class A common stock. The Company did not sell any shares of its Class A common stock and received no proceeds from the offering.

On February 8, 2024, Lynx converted all the Series A Convertible Preferred Stock into 1.0 million shares of Class A common stock.

Stock-based Compensation Modification

On February 23, 2024 (the “Exchange Date”), the Compensation Committee of the Board of Directors authorized a mandatory Exchange Program (the “RSU Exchange Program”) to provide for the cancellation and exchange of $0.4 million of stock-based compensation related to unvested RSUs (“Exchanged RSUs”), previously recorded as liabilities within the consolidated balance sheets, for an option to purchase shares of Class A common stock of the Company (“Exchange Option”), which are expected to be classified as equity awards within the consolidated balance sheets. The Exchange Options have an equal value to the Exchanged RSUs at the Exchange Date.

Notice of Compliance from NASDAQ

On February 13, 2024, the Nasdaq Stock Market (“Nasdaq”) confirmed that the Company has sufficiently demonstrated compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2) (“Bid Price Rule”) and regained compliance with the equity requirement in Nasdaq Listing Rule 5550(b)(1) (“Equity Rule”) pursuant to the Nasdaq Hearing Panel (“Panel”) decision dated December 18, 2023.

On February 14, 2024, the Nasdaq withdrew its January 9, 2024 letter that cited the Company’s apparent lack of a 2023 annual shareholder meeting, as required by Nasdaq Listing Rule 5815 (d)(4)(C) (“Annual Meeting Rule”), as an additional basis for delisting the Company’s securities from Nasdaq. Upon further review of the Company’s shareholder meeting held May 9, 2023, Nasdaq confirmed that the Company did in fact meet the requirements of the Annual Meeting Rule as of December 31, 2023. As a result, Nasdaq withdrew its January delisting letter and closed the matter. Nxu has fully regained compliance with all of Nasdaq’s continued listing requirements and has been removed from Nasdaq’s list of noncompliant companies.

