Form 10-K/A
period 2023-12-31
Nxu, Inc.
filed 2024-05-01
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 28, 2024, there were 11,930,986 and 252,503 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Nxu, Inc. (the “Company,” “NXU,” “we,” “us” or “our”) for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2023. At this time, Nxu is filing this Amendment to include Part III information in its Annual Report on Form 10-K because Nxu does not intend to file a definitive proxy statement within 120 days after December 31, 2023.

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

3

PART III

Item 10         Directors, Executive Officers and Corporate Governance

The directors and executive officers of Nxu, Inc. as of March 29, 2024 include:

Name	Age	Position
Mark Hanchett	43	Chief Executive Officer and Chairman of the Board
Annie Pratt	32	President and Director
Sarah Wyant	39	Interim Chief Financial Officer
Britt Ide	52	Director
Caryn Nightengale	46	Director
Jessica Billingsley	46	Director

Mark Hanchett, 43 - Mark Hanchett has served as Founder, Director, and CEO since inception in 2016. Mr. Hanchett has over ten years of product development experience with 16 successful electromechanical and software product launches that have already created significant change in the world. Mr. Hanchett brings a passion for solving hard problems in product strategy, design, manufacturing, and business operations, while continuously driving a focus on the best possible customer experience. Before starting Nxu, Mr. Hanchett was a director at Axon Enterprise, Inc. (NASDAQ: AXON) from 2012 to 2017, leading teams in the development of innovative hardware and software products for law enforcement. From 2007 to 2012, he served as a senior mechanical engineer and project manager leading cross-functional teams through design and development of innovative conductive electrical weapons at Axon Enterprise Inc.

Annie Pratt, 32 - Annie Pratt joined the Company as Chief of Staff in 2019 and has served as the Company’s President since April 2020, where she has run marketing, sales, finance, people operations, and legal functions. Ms. Pratt is a creative problem solver with a background in product management, design, and business. After studying Product Design at Stanford’s design school, she kicked off her career as a Product Manager at Axon Enterprise, Inc. (NASDAQ: AXON) from 2014-2016, launching in-car video solutions for law enforcement. From 2016-2019, Ms. Pratt served as the Director of Consumer Products at Axon, where she built an independent business unit on its own P&L with dedicated sales, customer service, marketing, product development, manufacturing, and quality functions. That Consumer business unit doubled both revenue and profit in three years.

Sarah Wyant, 39 - Sarah Wyant, was appointed Interim Chief Financial Officer in December 2023. Ms. Wyant has served as the Company’s Vice President of Finance since May 2023. Prior to joining the Company, Ms. Wyant served as Associate Director of Financial Planning & Analysis of Carvana Co. from January 2021 to November 2022, after having served as its Head of Corporate Accounting from May 2016 to January 2021.

Britt Ide, 52 - Britt Ide has been a director since 2021 and brings a deep background and many connections to help Nxu grow. She is an experienced private and public board director (e.g., Nasdaq: NorthWestern Energy 2017-Present, CleanTech Acquisition Corp 2021-2022, TechnoSylva 2022-present) with deep expertise in the clean energy and cleantech sectors. Ms. Ide has served as President and Chief Executive Officer of Ide Energy & Strategy since 2010. Her degrees include BS Mechanical Engineering from the Ohio State University, MS Environmental Engineering from Montana State University-Bozeman, and a Juris Doctor from University of Utah. She has extensive experience in corporate governance, ESG (environmental, social, and governance), M&A, and executive development. Ms. Ide was appointed by the US Secretary of the Department of Energy to serve as an Ambassador for the Clean Energy, Education, and Empowerment program. Ms. Ide’s significant familiarity with the Board’s industry and business and financial expertise make her an ideal candidate to serve on our Board and serve as a member of our audit committee.

Caryn Nightengale, 46 - Caryn Nightengale is seasoned executive with an extensive background in operations, fiscal management, corporate development, and investment banking and has served as a director since 2022. Caryn was most recently the Chief Financial Officer at Bitwise Industries, a tech startup whose mission was to bring economic independence to underestimated people in underserved U.S cities. The VC-backed, 1,000-person company built custom software and managed large-scale software implementations of Salesforce and DocuSign. From 2019-2022 she was the Chief Financial Officer of Wisk Aero LLC, manufacturer of a self-flying air taxi. Prior to joining Wisk, Ms. Nightengale served as the Chief Financial Officer of Liquid Robotics from 2017-2019, a sustainability-focused robotics company. Previously, she was an internal strategic advisor to senior leadership of The Boeing Company (NYSE: BA), and she was an investment banking advisor at BMO Capital Markets (TSX: BMO) (NYSE: BMO). In both roles, Ms. Nightengale leveraged her financial and strategic expertise to accelerate growth through M&A, joint venture, equity, venture capital and debt transactions. Ms. Nightengale earned an MBA from the Tuck School of Business at Dartmouth College and a BS in Economics from The Wharton School, University of Pennsylvania with a major in finance and a minor in Japanese Studies. She serves on the Penn Athletics Board of Advisors, the Penn Basketball Board of Directors, and is Vice Chairperson of the MBA Council at the Tuck School of Business at Dartmouth. Ms. Nightengale informed the Company that she will not stand for reelection to the board of directors and will step down as a member of the board of directors upon the expiration of her term at the Annual Meeting.

Jessica Billingsley, 46 - Jessica Billingsley has served as a director since July 1, 2023. She serves on the board of Gryphon Digital Mining (NASDAQ:GRYP). Previously, she served as Chief Executive Officer and Chairman of the board of Akerna (NASDAQ:KERN), a Software as a Service ag-tech company. Before Akerna, she founded and led Zoco, a technology services firm with a diverse nationwide client base. Ms. Billingsley served on the board and as audit chair of Bhang (CSE:BHNG) from November 2020 - November 2022. She currently serves on the private board and as governance chair of OARO, and as the elected Assistant Learning Officer for the Young President’s Organization (YPO) Entrepreneurship Network Board. She has served as an active mentor for multiple accelerator programs, most currently for Colorado’s Boardbound program. Jessica Billingsley is a seasoned executive and innovator with over 25 years of experience in frontier technology. With a strong background in cutting-edge technologies, she has dedicated her career to the pursuit of solutions that address real-world challenges, particularly in the fields of emerging technologies and nascent industries. As a pioneering innovator, she is named on multiple patents, including one that advances supply chain technology across hardware, software, and methodology domains. Another patent features cutting-edge anti-counterfeit algorithms that bridge the digital and physical worlds using blockchain and NFT technology. Her extensive experience includes leading successful public and private companies as CEO and serving on multiple boards of directors in chair, executive committee, audit, and governance roles. She possesses in-depth expertise in private and public capital markets, successfully navigating complex transactions to drive growth and business transformation. With over 25 years of experience in advanced technologies, emerging growth markets, and scaling businesses, she brings substantial domain expertise in P&L oversight, enterprise risk management, data analytics, machine learning, cybersecurity and data privacy, global supply chain management, DEI, and media and public relations. She holds FINRA securities licenses 7, 79, 63, and 24 and a dual degree in Computer Science and Communications from the University of Georgia. She has been recognized with numerous awards, including the Titan 100 CEO, Outstanding Women in Business, Inc. Top 100 Female Founder, and Fortune’s Most Promising Woman Entrepreneur. Her thought leadership has been featured in prominent media outlets, including Business Insider, Bloomberg, CNN, Cheddar, Fortune, and Forbes, in addition to her contributions to Entrepreneur and Rolling Stone publications. Ms. Billingsley was selected to serve on our Board and serve as a member of the Board’s audit committee based on her extensive experience with technology and emerging growth companies, her capital markets expertise, and her background as an entrepreneur.

Board Committees

Our Board has an audit committee and a compensation committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board.

Committees of the Board

Audit Committee

Our audit committee consists of Mses. Ide, Nightengale and Billingsley with Ms. Nightengale serving as chairperson, resulting in three independent directors as members of the audit committee. Our Board has determined that the chairperson of the audit committee can read and understand financial statements and will ensure that each member seated in the future will be able to, read and understand fundamental financial statements and qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq. We remain subject to rules of Sarbanes-Oxley and Nasdaq that require us to have an audit committee composed entirely of at least three independent directors.

Our audit committee assists our Board with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of the independent registered public accounting firm; the design and implementation of our risk assessment; and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our audit committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. Our audit committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with the independent auditor. Our audit committee reviews and oversees all related person transactions in accordance with our policies and procedures.

The audit committee met four (4) times during the fiscal year ended December 31, 2023.

Our written audit committee charter can be found on the Company website at https://investors.nxuenergy.com/corporate-governance/governance-overview.

Compensation Committee

Our compensation committee consists of Britt Ide, Jessica Billingsley and Caryn Nightengale, with Ms. Billingsley serving as chair of the committee. The Board has determined that each of Ms. Ide, Ms. Billingsley and Ms. Nightengale is independent as defined by Nasdaq rules and SEC requirements relating to the independence of compensation committee members. The compensation committee was formed in November 2023, when the Company ceased to be a controlled company and therefore did not meet during the fiscal year ended December 31, 2023. Our compensation committee charter details the principal functions of the compensation committee, including:

•	overseeing the employee compensation policies and practices;
•	determining and approving the compensation of the chief executive officer and the other executive officers;
•	reviewing and approving incentive compensation and equity compensation policies and programs and exercising discretion in the administration of such programs; and
•	producing a report on compensation to be included in our annual proxy statement, as required.

The compensation committee has the sole authority to retain and terminate compensation consultants to assist in the evaluation of our compensation and the sole authority to approve the fees and other retention terms of such compensation consultants. The committee may, in its discretion, delegate specific duties and responsibilities to a subcommittee or an individual committee member, to the extent permitted by applicable law. The committee is also able to retain independent counsel and other independent advisors to assist it in carrying out its responsibilities. A copy of the compensation committee charter is available under the “Corporate Governance” section of the Company’s website at https://investors.nxuenergy.com/corporate-governance/governance-overview.

Qualifications for Director Nominees

The Company does not have a nominating and corporate governance committee. The Board does not believe this is necessary as the nominations for director nominees are made by the independent directors of the Board. Director nominees will be selected, or recommended for the Board’s selection, by a majority of the independent directors meeting in executive session. The independent directors may use multiple sources for identifying director candidates, including its own contacts and referrals from other directors, members of management, the Company’s advisors, and executive search firms. The independent directors will consider director candidates recommended by stockholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources. In making recommendations for director nominees for the annual meeting of stockholders, the independent directors will consider any written recommendations of director candidates by stockholders received by the Secretary of the Company pursuant to the procedures set forth in the Company’s bylaws.

The independent directors, in nominating director candidates, will consider candidates who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments and will consider candidates’ geographic background, gender, age and ethnicity, in accordance with the director qualification standards and additional selection criteria as set forth in the Corporate Governance Guidelines.

Director Candidate Recommendations by Stockholders

The independent directors will review and evaluate any director nominations submitted by stockholders, including reviewing the qualifications of, and making recommendations to the Board regarding, director nominations submitted by stockholders. See “Communications with the Board of Directors” and “Stockholder Nominations” below for additional information on how to submit a director nomination to the Board.

Communications with the Board of Directors

Any stockholder or other interested party who wishes to communicate directly with the Board or any of its members may do so by writing to: Board of Directors, c/o Nxu, Inc., 1828 N. Higley Rd. Ste 116, Mesa, AZ 85205, Attn: Corporate Secretary. The mailing envelope should clearly indicate whether the communication is intended for the Board as a group, the non-management directors or a specific director.

Stockholder Nominations

The Company’s bylaws (i) require any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than the Board’s nominees in accordance with Rule 14a-19 under the Exchange Act (ii) require such nominating stockholder to provide sufficient evidence, at the Company’s request, that certain requirements of Rule 14a-19 under the Exchange Act have been satisfied, (iii) provide that the Company will disregard proxies or votes solicited for such stockholder’s nominees if such stockholder fails to comply with the requirements of Rule 14a-19 and (iv) incorporate other technical changes in light of the universal proxy rules adopted by the SEC.

Code of Business Ethics and Conduct Policy

Our Board has adopted a Code of Business Ethics and Conduct Policy applicable to the Company’s directors, officers and employees in accordance with applicable securities laws and the corporate governance rules of Nasdaq. Copies of our Code of Business Ethics and Conduct Policy are available under the “Corporate Governance” section of the Company’s website at nxuenergy.com. The information on our website is not a part of this prospectus. Any amendments to or waivers of certain provisions of our Code of Business Ethics and Conduct may be made only by our Board and will be disclosed on our corporate website promptly following the date of such amendment or waiver as required by applicable securities laws and the corporate governance rules of Nasdaq.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Furthermore, our insider trading policy prohibits our directors, officers, and employees, as well as their family members and controlled entities, from engaging in hedging transactions with respect to our securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, including the Company’s review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) one Form 4 filed in August 2023 (reporting four transactions) for Britt Ide, (ii) one Form 4 filed in August 2023 (reporting three transactions) for Apoorv Dwivedi, (iii) one Form 4 filed in August 2023 (reporting three transactions) for Mark Hanchett, (iv) one Form 4 filed in August 2023 (reporting three transactions) for Annie Pratt, (v) one Form 4 filed in August 2023 (reporting four transactions) for Caryn Nightengale (vi) two Form 4s filed in September 2023 (reporting one transaction and two transactions, respectively) for Mark Hanchett, (vii) two Form 4s filed in September 2023 (reporting one transaction and two transactions, respectively) for Annie Pratt, (viii) two Form 4 s filed in September 2023 (reporting one transaction and two transactions, respectively) for Apoorv Dwivedi) (ix) one Form 4 filed in September 2023 (reporting one transaction) for Jessica Billingsley, (x) one Form 4 filed in September 2023 (reporting one transaction) for Caryn Nightengale, (xi) one Form 4 filed in September 2023 (reporting one transaction) for Britt Ide), (xii) one Form 4 filed in October 2023 (reporting two transactions) for Mark Hanchett (xiii) one Form 4 filed in October 2023 (reporting two transactions) for Annie Pratt), (xiv) one Form 4 filed in October 2023 (reporting two transactions) for Apoorv Dwivedi, (xv) one Form 4 filed in April 2024 (reporting two transactions) for Mark Hanchett, (xvi) one Form 4 filed in April 2024 (reporting two transactions) for Annie Pratt, (xvii) one Form 4 filed in April 2024 (reporting six transactions) for Apoorv Dwivedi, and (xviii) one Form 4 filed in April 2024 (reporting two transactions) for Sarah Wyant. Each late filing was due to inadvertent administrative error by the Company.

Additionally, (i) four Form 4s filed in October 2023 (reporting six transactions, four transactions, three transactions and four transactions, respectively) for GEM Global Yield LLC, SCS and (ii) one Form 4 filed in November 2023 (reporting four transactions) for GEM Global Yield LLC, SCS were delinquent.

Item 11         Executive Compensation

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended. This section describes the material components of the executive compensation program for our Chief Executive Officer, our two other most highly compensated executive officers and one former executive officer required to be included under SEC rules, whom we refer to as our “Named Executive Officers”.

Introduction

For the year ended December 31, 2023, the Company’s Named Executive Officers were:

•	Mark Hanchett, Chief Executive Officer;
•	Annie Pratt, President;
•	Sarah Wyant, Interim Chief Financial Officer; and
•	Apoorv Dwivedi, Former Chief Financial Officer.

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to the Company by our Named Executive Officers for the years ended December 31, 2023 and December 31, 2022. Additional information on our Named Executive Officers’ annual compensation for the year ended December 31, 2023 is provided in the narrative sections following the Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Mark Hanchett,	2023	200,000	2,920,000	—	3,120,000
Chief Executive Officer	2022	200,000	—	—	200,000
Annie Pratt,	2023	200,000	1,870,000	—	1,890,000
President	2022	200,000	—	—	200,000
Sarah Wyant, Chief Financial Officer(2)	2023	120,740	225,267	—	346,007
Apoorv Dwivedi,	2023	200,000	720,000	—	920,000
Former Chief Financial Officer(2)	2022	200,000	770,000	1,651,190	2,621,190

(1)	The amounts reported in the “Stock Awards” column for 2023 represent the aggregate grant date fair value of restricted share units (“RSUs”) awarded to our Named Executive Officers, calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used in calculating the grant date fair value are incorporated by reference to Notes 2 and 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
(2)	On December 4, 2023, Mr. Dwivedi provided notice of his intent to resign from the Company. Mr. Dwivedi’s resignation was accepted, effective December 22, 2023. On December 15, 2023, the Board appointed Ms. Wyant, the Company’s then-current Vice President of Finance, to serve as Interim Chief Financial Officer until the Company completes its search for a new Chief Financial Officer. Because Ms. Wyant was not a Named Executive Officer before 2023, only her 2023 compensation is reported in the table. Ms. Wyant base salary increased to $225,000 per year effective December 15, 2023 in connection with her appointment as Interim Chief Executive Officer.

Narrative Disclosure to Summary Compensation Table

Agreements with our Named Executive Officers

Mr. Hanchett, Ms. Pratt and Mr. Dwivedi

On May 12, 2023 in connection with the Company’s reorganization merger, the Company entered into new employment agreements with Mr. Hanchett, Ms. Pratt and Mr. Dwivedi, in each case providing for their continued employment in their then-current respective positions, which superseded and replaced their existing employment agreements with Atlis. The terms of the agreements provide that the initial period of employment for each executive shall end on December 31, 2027 and shall be automatically extended for one-year periods unless the Company or an executive provides written notice of intention to terminate the agreement with at least 120 days prior written notice.

Each executive shall receive a base salary of $200,000, which shall increase to $250,000 in the first pay period following the Company’s first delivery of a 30 kilowatt hour battery pack to a customer and shall increase to $300,000 in the first day of the quarter following a quarter in which the Company recognizes over $250,000 in revenue from core product sales. Each executive’s base salary is subject to an annual review for increase by the Compensation Committee. Base salaries are not subject to decrease, except for any across-the-board reduction impacting substantially all executives of the Company of not more than 10%. Each executive is also eligible to receive equity awards pursuant to the Company’s short and long-term equity incentive plans in amounts as determined by the Compensation Committee. See below for descriptions of the Company’s current programs.

The Company may terminate the executive’s employment immediately upon notice to the executive. The executive may terminate his or her employment for any reason with 120 days’ advance written notice to the Company. In the event of an executive’s separation from the Company for any reason, any unvested equity awards generally will be forfeited, except as noted in the employment agreement or the underlying award agreement.

If, prior to December 31, 2027, or such later date if the period of employment is extended, an executive is involuntarily terminated by the Company without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreements), the executive shall be entitled to receive the following, subject to the executive’s execution of a general release: (i) a continuation of his or her base salary (at the rate in effect immediately prior to the separation) during the 12 months following the separation date; (ii) equity compensation continuation whereby the executive’s equity awards continue to vest according to the original vesting schedule during the 12 months following the separation date; and (iii) a monthly cash payment during the 12 months following the separation date (or until such time as the executive becomes eligible for coverage through a subsequent employer or becomes ineligible for COBRA) equal to the premium costs for medical and dental COBRA continuation coverage at the rate of the Company’s normal contribution for active employees (the “Severance Payments”).

If, prior to December 31, 2027, or such later date if the period of employment is extended, an executive is involuntarily terminated by the Company without Cause or by the executive for Good Reason, in each case within 12 months following a Change in Control (as defined in the agreements), then the executive will be eligible to receive the following, subject to execution of a general release: (i) 24 months of Severance Payments (instead of 12 months for a single trigger involuntary termination); and (ii) a lump sum payment in an amount equal to two times the annual bonus that the executive would have earned at target achievement level for the calendar year in which the separation occurred. Additionally, notwithstanding the terms of the Company’s equity plans under which the awards were granted, all of the executive’s outstanding unvested time-based awards will become fully vested and performance-based vesting shall be deemed achieved at target levels (and, in the case of stock options, shall remain exercisable for the remainder of their full term).

Ms. Wyant

On April 28, 2023, Ms. Wyant received an offer letter which provides for: (i) Ms. Wyant’s employment as Vice President of Finance, beginning May 15, 2023; (ii) an initial base salary of $190,000; (iii) eligibility to receive a grant of restricted stock units with a fair value of $190,000; (iv) eligibility to receive an annual grant of restricted stock units with a fair value of $10,000; and (v) Ms. Wyant’s eligibility to participate in the standard benefits plans made available to the Company’s executive employees.

Base Salary

Each Named Executive Officer’s base salary is a fixed component of annual compensation for performing specific job duties and functions. The annual base salary for each of the Named Executive Officers was established at levels commensurate with historical compensation with any adjustments deemed necessary to attract and retain individuals with superior talent appropriate and relative to their expertise and experience. For 2023, the base salaries for Mr. Hanchett, Ms. Pratt and Mr. Dwivedi remained the same as 2022, each set at $200,000. As disclosed above under “Agreements with our Named Executive Officers,” Mr. Hanchett, Ms. Pratt and Dr. Dwivedi’s base salaries may automatically increase upon the achievement of certain performance milestones. Ms. Wyant joined the Company as its Vice President of Finance on May 15, 2023, with a starting base salary of $190,000. On December 15, 2023, her base salary increased to $225,000 in connection with her promotion to Interim Chief Financial Officer.

Annual Bonus

Historically, annual cash incentive awards were used to motivate and reward our employees. For 2023, none of our Named Executive Officers were eligible to receive any annual cash incentive awards. Instead, the Company utilized a short-term equity incentive plan bonus, described in more detail under “Equity Incentive Compensation” below.

Equity Incentive Compensation

Equity incentive compensation is used to promote performance-based pay that aligns the interests of our executive officers with the long-term interests of our stockholders and to enhance executive retention. Historically, the Company has made stock awards to each of the Named Executive Officers on a fully vested basis or subject to monthly or annual ratable vesting. Prior to May 2023, the Company had used its Employee Stock Option Plan, adopted in August 2021, to make awards to participants.

In connection with the Company’s reorganization merger, it adopted the Nxu, Inc. 2023 Omnibus Incentive Plan, which generally provides for awards in the form of options, share appreciation rights, restricted shares, restricted share units, performance-based awards (including performance shares, performance units and performance bonus awards), and other share-based or cash-based awards. The 2023 Omnibus Incentive Plan also assumed a portion of outstanding stock options and restricted stock units from the Employee Stock Option Plan in connection with the reorganization merger.

In 2023, the Company implemented the following equity incentive compensation programs under the 2023 Omnibus Incentive Plan, in which one or more of its Named Executive Officers participate.

Service-Based Equity Programs

•	Base Equity Award Program – Under the program, each Named Executive Officer receives a specified dollar value of base equity compensation (the “Base Equity Value”) each quarter, which is issued in the form of RSUs. The number of RSUs issued shall be calculated by dividing the applicable quarterly Base Equity Value by the closing share price on the business day immediately preceding the 15th day of the last month of each quarter, and will vest on the last business day of such quarter. Our Named Executive Officers’ quarterly Base Equity Values were $75,000 for Mr. Hanchett, Ms. Pratt and Mr. Dwivedi and $2,500 for Ms. Wyant.
•	High Impact Award Program – Under the program, Mr. Hanchett, Ms. Pratt and Mr. Dwivedi receive a specified dollar value of equity compensation (“High Impact Value”) each month, which is issued in the form of RSUs. The number of RSUs issued shall be calculated by dividing the applicable monthly High Impact Value by the closing share price on the business day immediately preceding the 15th day of the last month of each quarter, and will vest on the last business day of such month. The total High Impact Award value for each of Mr. Hanchett, Ms. Pratt and Mr. Dwivedi is $1,800,000, $1,450,000 and $300,000, respectively. The awards vest ratably over 36 months. Mr. Hanchett’s award vests at $40,277.78 for the first 31 months, and $100,277 for the last five months. Ms. Pratt’s award vests at $40,277.78 and Mr. Dwivedi’s award vests at $8,333, each for all 36 months.
•	Long-Term Incentive Program (2-year Service Award) – Ms. Wyant received an RSU award with a dollar value of $190,000. The award vests ratably on a quarterly basis starting on the first day of the month following the 1-year anniversary of Ms. Wyant’s hire date. The number of RSUs for each tranche are determined on the 15th day of the month prior to the vesting date.

Performance-Based Equity

•	Short-Term Incentive Program – Under the program, each Named Executive Officer is eligible to earn a specified dollar value of short-term equity compensation (the “STIP Value”) each quarter, which is issued in the form of RSUs. The STIP Value earnable will be determined by the Compensation Committee, which sets quarterly performance goals at each quarterly Board meeting, and then will assess achievement against the goals to determine the percentage of the STIP Value that has been achieved. The number of RSUs eligible to be issued shall be calculated by dividing the applicable quarterly STIP Value by the closing share price on the business day immediately preceding the 15th day of the last month of each quarter. Our Named Executive Officer’s quarterly STIP Value targets were $60,000 for Mr. Hanchett, Ms. Pratt and Mr. Dwivedi and $12,500 for Ms. Wyant.

The program began in the third quarter of 2023. Below are the quarterly goals and the performance achieved:

Q3 STIP Performance Goals
Performance Metric	Decision	Weight	Outcome
Battery Packs delivered to JLC and Matbock	Y/N	10%	0%
Charging – revue-generating field trials	Y/N	10%	10%
ESS – 60% phase gate complete	Y/N	10%	10%
Production – hit 90 Q Cells/day by of quarter (minimum 50 cells)	Sliding, min 50%	10%	0%
Revenue of $250,000 in Q3	Y/N	30%	0%
Raise Capital of $20M in Q3	Sliding, min $15m	30%	0%
			20% of target

Q4 STIP Performance Goals
Performance Metric	Decision	Weight	Outcome
Design & concept phase complete for charging pedestal	Y/N	20%	20%
Two charging boxes built and facilitating public charging	Y/N	20%	20%
Revenue from Charging > $100	Y/N	30%	30%
Raise Capital of $5M in Q4	Sliding, min $3m	30%	30%
			100% of target

The above resulted in the following bonus payments to our Named Executive Officers:

Q3 STIP: Mr. Hanchett, Ms. Pratt and Mr. Dwivedi received an STIP Value of $12,000 and Ms. Wyant received an STIP Value of $2,500.
○	Q4 STIP: Mr. Hanchett, Ms. Pratt and Mr. Dwivedi are eligible to receive an STIP Value of $60,000 and Ms. Wyant received an STIP Value of $12,500.

•	Performance-Retention Bonus – Ms. Wyant received a performance RSU award of 1,333 RSUs, that vest based on the following service and performance criteria: (i) 25% for service through September 30, 2023, (ii) 25% for service through October 31, 2023 and the Company completing 500 kwh cumulative charge cycles in revenue-generating field trials, (iii) 25% for service through November 30, 2023 and the Company completing 750 kwh cumulative charge cycles in revenue-generating field trials and (iv) 25% for service through December 31, 2023 and the Company completing 1,000 kwh cumulative charge cycles in revenue-generating field trials.
•	Long-term Equity Incentive Program – Under Mr. Hanchett, Ms. Pratt and Mr. Dwivedi’s employment agreements, they are eligible to participate in a long-term equity incentive program. Notwithstanding the language in their employment agreements, no awards have been granted under the program as of the date of this filing.

Modifications to Equity Awards

In the fall of 2023, the Compensation Committee amended Mr. Hanchett, Ms. Pratt and Mr. Dwivedi’s Q4 2023 Base Equity Awards, High Impact Awards, and STIP Awards to delay the vesting and settlement of the awards until the end of January 2024. In early 2024, the Compensation Committee again amended the awards to delay the prior vesting, and any vesting in 2024, until after the Company’s Annual Meeting of stockholders. All of Mr. Dwivedi’s equity awards, which had not vested prior to his separation from service, were forfeited.

As previously disclosed in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, on February 23, 2024 (the “Exchange Date”), the Compensation Committee also authorized a mandatory Exchange Program (the “RSU Exchange Program”) for all employees other than the Named Executive Officers, to provide for the cancellation and exchange of stock-based compensation related to unvested RSUs (“Exchanged RSUs”), previously recorded as liabilities within the consolidated balance sheets, for an option to purchase shares of Class A common stock of the Company (“Exchange Option”), which are expected to be classified as equity awards within the consolidated balance sheets. The Exchange Options have an equal value to the Exchanged RSUs at the Exchange Date. Recipients also were granted the opportunity to participate in a short-term cash incentive plan for 2024 as well as an award of new stock options. Ms. Wyant’s outstanding awards that settle in RSUs were all exchanged into options under this program.

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

Clawback Policy

In 2023, the Board timely approved a policy for recoupment of incentive compensation received by current or former executive officers on or after October 2, 2023 (the “Clawback Policy”). The Board adopted the Clawback Policy to meet the requirements of the final Nasdaq listing standards implementing Exchange Act Rule 10D-1. The Clawback Policy provides that following an accounting restatement, the Compensation Committee must assess whether any incentive amounts paid to current and former executive officers were in excess of what should have been paid based on the revised financials, and thus should be subject to recovery. The policy has a three-year look-back and applies to both current and former executives, regardless of such executive’s fault, misconduct or involvement in causing the restatement.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2023. All numbers reflected below are expressed after taking into account the Company’s 1-for-150 reverse stock split. Stock option awards reflected below were granted under the Employee Stock Option Plan and assumed under the 2023 Omnibus Incentive Plan. RSU awards reflected below were granted under the 2023 Omnibus Incentive Plan, except for Mr. Hanchett and Ms. Pratt’s Class B RSUs which were granted pursuant to standalone award agreements.

	Option Awards(1)					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)
Mark Hanchett	176,691	24,000	1,050	8/24/2031	(5)	65,217	150,000
					(6)	712,560	1,638,889
					(7)	26,087	60,000
					(8)	24,000	—
Annie Pratt	54,811	24,000	1,050	8/24/2031	(5)	65,217	150,000
					(6)	560,386	1,288,889
					(7)	26,087	60,000
					(8)	12,000	—

		Option Awards(1)					Stock Awards
Name		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)
Sarah Wyant						(5)	2,174	5,000
						(9)	82,609	190,000
Apoorv Dwivedi	(3)	600	—	1,050	1/17/2032
	(4)	667	—	1,050	6/8/2032

(1)	All option awards reflected in this table for Mr. Hanchett and Ms. Pratt were granted on August 24, 2021. For Mr. Hanchett and Ms. Pratt, their option awards vest or vested as follows: (i) 118,691 options and 37,811 options, respectively, on August 24, 2021; (ii) 2,500 options and 1,250 options, respectively, vesting monthly on the first of the month from September 1, 2021 through December 1, 2021; and (iii) 2,000 options and 1,000 options, respectively, vesting monthly on the first of the month starting January 1, 2022 through December 1, 2024.
(2)	Except as otherwise noted, the amount listed reflects the market value per share of our Class A common stock on the NASDAQ Global Market of $2.30 per share as of the last trading day of the year (December 29, 2023), multiplied by the amount shown in the column for the number of shares underlying unvested awards.
(3)	The options in this row have a grant date of January 17, 2022.
(4)	The options in this row have a grant date of January 1, 2022.
(5)	These represent the dollar values of the Base Equity Award that remains outstanding as of December 31, 2023, with the number of shares determined using the closing share price on the last trading day of the year. Ms. Wyant’s award will settle in two equal installments on March 31, 2024 and June 30, 2024. Mr. Hanchett and Ms. Pratt’s awards will settle in full following the Annual Meeting of stockholders.
(6)	These represent the dollar values of the High Impact Award that remains outstanding as of December 31, 2023, with the number of shares determined using the closing share price on the last trading day of the year. Any amounts that would have vested for Mr. Hanchett and Ms. Pratt’s awards prior to the Annual Meeting of stockholders will settle shortly thereafter, and the rest of the award remain on its regular vesting schedule.
(7)	These represent the dollar values of the Q4 STIP Award that remains outstanding as of December 31, 2023, with the number of shares determined using the closing share price on the last trading day of the year. Mr. Hanchett and Ms. Pratt’s awards will settle in full following the Annual Meeting of stockholders.
(8)	All outstanding restricted share units of Class B common stock were granted on August 27, 2021. Mr. Hanchett and Ms. Pratt’s restricted share units of Class B common stock vest or vested as follows: (i) 2,500 units and 1,250 units, respectively, vesting monthly on the first of the month from September 1, 2021 through December 1, 2021; and (ii) 2,000 units and 1,000 units, respectively, vesting monthly on the first of the month starting January 1, 2022 through December 1, 2024. The amount listed for Mr. Hanchett and Ms. Pratt in the market value column reflects the market value per share of our Class B common stock determined by our Board as of December 31, 2023, multiplied by the amount shown in the column for the number of shares underlying unvested awards. For a description of some of the factors the Board used in determining the market value of our Class B common stock, see Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
(9)	This represents the dollar value of Ms. Wyant’s 2-year LTIP Service Award that remains outstanding as of December 31, 2023. Ms. Wyant’s award will settle in four equal, quarterly installments starting on May 31, 2024, with 25% on such date, and then 25% vesting on August 31, 2024, November 30, 2024 and February 28, 2025.

Potential Payments Upon Termination or Change in Control

See the section titled “Narrative Disclosure to Summary Compensation Table Agreements with our Named Executive Officers” for a description of severance eligibility under the Named Executive Officers’ employment agreements. Except as noted there, the Named Executive Officers do not have any severance entitlements and are not entitled to any payments on a single-trigger change in control of the Company.

Additionally, our Named Executive Officer’s outstanding, unvested option awards will be forfeited and immediately terminate in the event of a Named Executive Officer’s termination of employment for any reason. A Named Executives Officer’s outstanding, unvested option awards will become 100% vested upon the consummation of a “change in control” (as defined under the Employee Stock Option Plan). Options which are vested as of a Named Executive Officer’s cessation of service as an employee will generally remain exercisable through their expiration date, unless the Named Executive Officer’s cessation of service as an employee is due to death or disability, in which case the vested options only remain exercisable through the earlier of (i) the 12-month anniversary of the Named Executive Officer’s death or disability or (ii) the expiration date of the options.

DIRECTOR COMPENSATION

Director Compensation Table

The following table provides information concerning the compensation of the Company’s non-employee directors who served on the Company’s Board during fiscal year ending December 31, 2023. Mark Hanchett and Annie Pratt also served as directors of the Company during fiscal year ending December 31, 2023, but did not receive any additional compensation with respect to such Board service.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Caryn Nightengale	60,485	300,984	361,469
Britt Ide	61,435	300,984	362,419
Jessica Billingsley	15,000	140,000	155,000

(1)	Ms. Billingsley joined the Company on July 1, 2023 and her annual compensation was pro-rated for her length of service as a non-employee director in 2023.

(2)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of RSU awards granted to Mses. Nightengale, Ide and Billingsley as part of their equity retainers for their Board service in 2023. The grant date fair value was computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value are incorporated by reference to Notes 2 and 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of December 31, 2023, each of our non-employee directors who were members of the Board on such date held the following outstanding and unvested RSUs (determined by taking the $70,000 remaining in their equity retainer for their 2023 to 2024 Board service and dividing it by $2.30, the closing share price of the Company’s Class A common stock on the last trading day of the year): 30,435 RSUs.

Director Compensation Program

The Company initially entered into a Non-Employee Director Agreement with Ms. Ide, effective February 19, 2021, that was later superseded by a Non-Employee Director Agreement dated August 30, 2021 (the “Ide Agreement”), a Board of Directors Agreement, effective as of July 1, 2022, with Caryn Nightengale who joined the Company’s Board in 2022 (the “Nightengale Agreement”), and a Board of Directors Agreement, effective as of July 1, 2023, with Jessica Billinsley who joined the Company’s Board in 2023 (the “Billingsley Agreement”).

The Ide Agreement and the Nightengale Agreement were each later superseded when the Company entered into a Board of Directors Agreement with Mses. Ide and Nightengale, respectively, effective as of May 12, 2023 (the “A&R Director Agreements”). The A&R Director Agreements and the Billingsley Agreement will have an initial term lasting from the effective date until the earlier of the 12-month anniversary thereof or the date of the Company’s annual shareholder meeting, subject to each director’s election by the Company’s shareholders. If a director is re-elected, the agreement will continue to renew at each annual shareholder meeting, until the director is not re-elected, resigns, or is otherwise removed from the Board. The A&R Director Agreements and the Billingsley Agreement also provide for the following material terms (the descriptions of which are qualified in their entirety by reference to the respective A&R Director Agreements and Billingsley Agreement): (i) cash fees in the amount of a $15,000 quarterly stipend, payable until the Company’s 2024 annual shareholder meeting (for Ms. Ide and Nightengale, each received $10,000 in cash fees on a quarterly basis prior to May 2023); (ii) a quarterly award of restricted share units having a grant date fair value of $35,000, with the number of shares determined by using the share price on the first trading day before the 15th of last month of the quarter, and with the awards vesting on the last business day of the quarter, from the effective date until the Company’s 2024 annual shareholder meeting; (iii) an indemnification provision, which includes the obligation of the Company to maintain directors and officers insurance; and (iv) a provision providing for attorneys’ fees if ever any proceeding commences between the parties relating to the terms of the agreement. The A&R Director Agreements additionally provide for a one-time special award of restricted share units having a grant date fair value of $40,984 in recognition of the director’s efforts related to the Company’s public listing and RSUs having a grant date fair value of $120,000 for the three quarters ending September 30, 2022, December 31, 2022, and March 31, 2023. The A&R Director Agreements and the Billingsley Agreement also provide for certain confidentiality and non-disclosure covenants in favor of the Company and a mutual non-disparagement provision.

The amounts reflected in the above “Director Compensation Table” were made under the A&R Director Agreements and the Billingsley Agreement, respectively.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2023, concerning shares of our Class A common stock authorized for issuance under our 2023 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)(3)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	302,998	7.00	1,710,672
Equity compensation plans not approved by security holders	—	—	—
Total	302,998	7.00	1,710,672

(1)	Column (a) includes outstanding stock options to acquire 300,097 shares of Company Class A common stock and 2,901 shares of Company Class A common stock issuable pursuant to outstanding RSUs that are accounted for as equity awards in the Company’s financial statements. Column (a) does not include the Company’s outstanding RSUs that are accounted for as liability-classified awards in the Company’s financial statements, as the number of shares for these RSUs that remained outstanding as of December 31, 2023 was not determinable. The total dollar value of outstanding liability-classified RSUs as of December 31, 2023 was $8,259,000.
(2)	The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account outstanding RSUs, which have no exercise price.
(3)	Column (c) does not include the Company’s outstanding RSUs that are accounted for as liability-classified awards in the Company’s financial statements, as the number of shares for these RSUs that remained outstanding as of December 31, 2023 was not determinable. The total dollar value of outstanding liability-classified RSUs as of December 31, 2023 was $8,259,000. Pursuant to the evergreen provision in the 2023 Omnibus Incentive Plan, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year beginning in 2024 in an amount equal to the lesser of (i) 5% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by the plan’s administrator. As of January 1, 2024, 15,188 shares of Class A common stock were added to the 2023 Omnibus Incentive Plan’s share reserve pursuant to the evergreen provision.

The following table provides certain information, as of December 31, 2023, concerning shares of our Class B common stock authorized for issuance pursuant to certain Assignment of Stock agreements entered into by the Company with Mr. Hanchett and Ms. Pratt on August 27, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	—	—	—
Equity compensation plans not approved by security holders	36,000	—	—
Total	36,000	—	—

(1)	Column (a) includes 24,000 and 12,000 shares of Class B common stock issuable pursuant to RSUs that were granted on August 27, 2021 to Mr. Hanchett and Ms. Pratt, respectively. The RSUs will vest ratably on the first of the month starting January 1, 2024 and ending December 31, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of shares of our common stock as of April 16, 2024 by:

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

The beneficial ownership of voting securities of the Company is based on 11,930,986 and 255,504 shares of Nxu’s Class A common stock and Class B common stock, respectively, issued and outstanding as of April 16, 2024.

Name of Beneficial Ownership(1)	Class A Shares		% of Class	Class B Shares		% of Class	Combined Voting Power(2)
Mark Hanchett	193,564	(3)	1.6%	188,692 (4)		72.2%	13.0%
Annie Pratt	77,654	(5)	0.6%	72,812	(6)	27.8%	5.0%
Sarah Wyant	42,533	(7)	*	—		—	*
Britt Ide	17,346	(8)	*	—		—	*
Caryn Nightengale	17,196	(9)	*	—		—	*
Jessica Billingsley	14,455	(10)	*	—		—	*
Directors and executive officers as a group (6 individuals)	362,749	(11)	3.0%	261,504		100%	18.4%

*	Represents beneficial ownership of less than 1%.
(1)	The business address of each of the individuals is c/o Nxu, Inc., 1828 N Higley Rd., Suite 116, Mesa, Arizona 85205.
(2)	Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock voting together as a single class. Does not include shares underlying stock options that are currently exercisable or exercisable within 60 days of April 16, 2024. The holders of our Class B common stock are entitled to 10 votes per share and the holders of our Class A common stock are entitled to one vote per share.
(3)	Includes 4,000 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.
(4)	Includes 4,000 restricted stock units that vest within 60 days.
(5)	Represents 2,000 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.
(6)	Includes 2,000 restricted stock units that vest within 60 days.
(7)	Includes 0 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.
(8)	Includes 0 shares of Class A common stock underlying options that are currently exercisable or are exercisable within days.
(9)	Includes 0 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.
(10)	Includes 0 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.
(11)	Includes 6,000 shares of Class A common stock underlying options that are currently exercisable or are exercisable within 60 days.

Item 13         Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions that occurred on or were in effect after January 1, 2023 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Related Party Transaction Policy

The Board has adopted a written Related Party Transaction Policy for the review, approval or ratification of any related person transaction. This policy provides that all related party transactions must be reviewed and approved by the disinterested members of the audit committee. The term “related party transaction” refers to any transaction, consummated or currently proposed,(including, but not limited to, a financial transaction, arrangement or relationship, including any indebtedness or guarantee of indebtedness) or series of transactions in which (i) the Company was or is to be a participant, (ii) the amount of which exceeds the lesser of (x) $120,000 in the aggregate or (y) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (iii) the Related Party(as defined below) had or will have a direct or indirect material interest. A Related Party Transaction also includes any material amendment or modification to an existing Related Party Transaction regardless of whether such transaction has previously been approved in accordance with the Related party Transaction Policy

For the purposes of our Related Party Transaction Policy, “Related Parties” include:

•	any person serving as a director, director nominee or executive officer of the Company or any person who has served in any of such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role;
•	a stockholder owning in excess of five percent of the Company’s voting securities or an immediate family member of such a stockholder;
•	immediate family members of such directors, nominees for director and executive officers, including an individual’s spouse, parents, step-parents, children, step-children, siblings, mothers- and fathers-in law, sons- and daughters-in law, brothers- and sisters-in law and other persons (except tenants or employees) who share such individual’s household; and
•	any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Director Independence

The Board will review at least annually the independence of each director. During these reviews, the Board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Our Board has determined that each of Britt Ide, Caryn Nightengale and Jessica Billingsley is independent in accordance with Nasdaq listing standards. As required by Nasdaq, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14         Principal Accountant Fees and Services

The following table presents fees for audit services rendered by Prager Metis CPAs, LLC, Hackensack, NJ (PCAOB ID: 4054) for the audit of the Company’s annual financial statements for 2023 and 2022, and fees billed for other services rendered by Prager.

	YEAR ENDED
	DECEMBER 31, 2023	DECEMBER 31, 2022
Audit Fees(1)	$275,805	$301,100
Tax Fees(2)	24,500	32,250
Total	$300,305	$333,350

(1)	Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including comfort letters and consents issued in connection with SEC filings and reviews of documents filed with the SEC.
(2)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.

Pre-Approval Policies and Procedures

Pursuant to the charter of the audit committee, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors.

The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. All audit and non-audit services in 2023 and 2022 were pre-approved by the audit committee.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 16, 2023, by and among Atlis Motor Vehicles Inc., a Delaware corporation, Nxu, Inc., a Delaware corporation, and Atlis Merger Sub Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023).
3.1*	Certificate of Incorporation of Nxu, Inc.
3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023).
3.3	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023).
3.4*	Bylaws of Nxu, Inc.
4.1	Form of Senior Secured Original Issue 10% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
4.4	Form of Series A and Series B Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
4.5	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 10, 2023).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 4, 2023).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 10, 2023).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 10, 2023.
4.10	Registration Rights Agreement, by and between the Company and the selling stockholder (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023).
4.11*	Description of Securities, filed herewith.

10.1†	Amended Collaboration Agreement, dated July 28, 2022, between the Company and Australian Manufactured Vehicles (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.4	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.5	Form of Securities Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.7	Form of Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
10.9	Share Exchange Agreement, dated as of December 27, 2023, by and between Nxu, Inc. and Lynks Motor Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023).
10.10+	Nxu, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023).
10.11	Share Purchase Agreement, dated as of June 25, 2021, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.12	Registration Rights Agreement, dated as of June 25, 2021, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.13	Letter Agreement Relating to Share Subscription Facility, dated as of September 19, 2023, among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.14+	Board of Directors Agreement, dated May 11, 2023, between the Company and Britt Ide (incorporated by reference to Exhibit 10.1 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.15+	Board of Directors Agreement, dated May 11, 2023, between the Company and Caryn Nightengale (incorporated by reference to Exhibit 10.2 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.16+	Board of Directors Agreement, dated June 15, 2023, between the Company and Jessica Billingsley (incorporated by reference to Exhibit 10.3 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.17+	Employment Agreement, dated as of May 12, 2023, between the Company and Mark Hanchett (incorporated by reference to Exhibit 10.4 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.18+	Employment Agreement, dated as of May 12, 2023, between the Company and Annie Pratt (incorporated by reference to Exhibit 10.5 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.19+	Employment Agreement, dated as of May 12, 2023, between the Company and Apoorv Dwivedi (incorporated by reference to Exhibit 10.6 to the Company’ Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.20*+	Employment Agreement, dated as of April 28, 2023, between the Company and Sarah Wyant, filed herewith.
21.1	List of Subsidiaries of Nxu, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
23.1*	Consent of Prager Metis CPAs LLC, independent registered public accounting firm for Nxu, Inc.
24.1*	Power of Attorney (included on the signature page to this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)
31.3***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)
31.4***	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)
32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Executive Officer and Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy, filed herewith.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2024.

NXU, INC.

By:	/s/ Mark Hanchett
Mark Hanchett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Hanchett Mark Hanchett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2024

* Annie Pratt	President and Director	April 30, 2024

* Sarah Wyant	Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 30, 2024

* Britt Ide	Director	April 30, 2024

* Caryn Nightengale	Director	April 30, 2024
* Jessica Billingsley	Director	April 30, 2024

*By:	/s/ Mark Hanchett
Mark Hanchett
Attorney-in-Fact

