Form 10-Q
period 2024-03-31
Nxu, Inc.
filed 2024-05-10
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

As of May 10, 2024, there were 11,930,986 and 258,503 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$9,181	$2,846
Prepaid expenses and other current assets	976	999
Notes receivable from related party	250	250
Total current assets	10,407	4,095

Property and equipment, net	4,447	3,865
Right-of-use assets	2,951	1,507
Investment in Lynx	3,000	3,000
Intangible assets, net	30	20
Other assets	729	772
Total assets	$21,564	$13,259

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$3,498	$3,371
Variable share settled restricted stock units	1,738	1,334
Current portion of operating lease liability	1,720	864
Other current liabilities	-	40
Total current liabilities	6,956	5,609

Lease liability, net of current portion	1,300	688
Convertible debt and warrant liability, at fair value	21	65
Other long-term liabilities	133	233
Total liabilities	8,410	6,595
Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit):

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 11,930,986 issued and outstanding as of March 31, 2024; 2,563,288 issued and outstanding as of December 31, 2023	1	—
Class B Common Stock, par value $0.0001; 1,000,000,000 authorized; 252,503 issued and outstanding at March 31, 2024; 243,503 issued and outstanding at December 31, 2023	—	—
Series A Convertible Preferred Stock, par value $0.0001; 5,000 shares authorized; 0 issued and outstanding at March 31, 2024; 1,000 issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	279,332	266,302
Accumulated deficit	(266,179)	(259,638)
Total stockholders' equity	13,154	6,664
Total liabilities and stockholders' equity	$21,564	$13,259

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$4	$—

Cost of revenue	3	—
Depreciation	18	—
Total cost of revenue	21	—
Gross loss	(17)	—

Operating expenses:
Research and development	395	3,962
General and administrative	6,151	9,488
Advertising	22	34

Total operating expenses	6,568	13,484

Operating loss	(6,585)	(13,484)

Other income (expense):
Interest expense	—	(1)
Warrant expense	—	(983)
Gain on convertible debt and warrant liability	44	2,281
Other income	—	17

Total other income, net	44	1,314

Net loss	$(6,541)	$(12,170)

Loss per share, basic and diluted	$(0.91)	$(97.48)

Weighted average number of common shares outstanding used in computing loss per share:	7,166,858	124,844

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Class A		Class B		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2023	2,563,288	$—	243,503	$—	1,000	$—	$266,302	$(259,638)	$6,664

Class A common stock issued for cash under ATM	8,153,574	1	—	—	—	—	10,711	—	10,712
Class B common stock issued	—	—	9,000	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	1,000,000	—	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,319	—	2,319
Common stock issued under stock compensation plans	214,124	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,541)	(6,541)
Balance at March 31, 2024	11,930,986	$1	252,503	$—	—	$—	$279,332	$(266,179)	$13,154

	Common Stock
	Class A		Class B		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2022	65,092	$—	207,503	$—	—	$—	$210,412	$(219,460)	$(9,048)

Class A common stock issued for cash	55,314	—	—	—	—	—	4,921	—	4,921
Class B common stock issued	—	—	9,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,824	—	5,824
Shares issued for services	573	—	—	—	—	—	72	—	72
Exercise of warrants	36,114	—	—	—	—	—	3,300	—	3,300
Exercise of stock options	520	—	—	—	—	—	546	—	546
Conversion of long term debt to equity	61,430	—	—	—	—	—	14,482	—	14,482
Net loss	—	—	—	—	—	—	—	(12,170)	(12,170)
Balance at March 31, 2023	219,043	$—	216,503	$—	—	$—	$239,557	$(231,630)	$7,927

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,541)	$(12,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	270	142
Employee stock-based compensation	2,656	5,824
Non-employee stock-based compensation	—	72
Non-cash warrant expense	—	984
Net change in operating lease assets and liabilities	24	(6)
Gain on fair value of convertible debt and warrant liability	(44)	(2,281)
Changes in assets and liabilities:
Prepaid expenses and other current assets	23	(185)
Inventory	—	(580)
Other assets	43	—
Accounts payable and accrued liabilities	182	(1,065)
Other current liabilities	—	64
Other long-term liabilities	(100)	(169)
Net cash used in operating activities	(3,487)	(9,370)

Cash flows from investing activities:
Purchases of property and equipment	(839)	(94)
Capitalized patent costs	(11)	—
Net cash used in investing activities	(850)	(94)

Cash flows from financing activities:
Proceeds from public offering, net of equity offering costs	—	12,020
Proceeds from ATM, net of offering costs	10,712	—
Proceeds from the issuance of convertible debt	—	9,000
Payments on convertible debt	—	(1,864)
Payments on financing liability	(40)	(40)
Proceeds from the exercise of stock options	—	546
Net cash provided by financing activities	10,672	19,662
Net decrease in cash	6,335	10,198
Cash, beginning of period	2,846	2,701
Cash, end of period	$9,181	$12,899

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1

Debt converted to equity	$—	$14,481
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,861	$—
Capital expenditures included in accounts payable and other accrued liabilities	$149	$—
Stock-based compensation expense capitalized to property and equipment	$67	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Reorganization, Merger and Incorporation of Nxu, Inc.

On May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu, Inc., a Delaware Corporation (the “Company” or “Nxu”), and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023. After the Reorganization Merger, Atlis was reclassified from a corporation to a limited liability company and renamed Nxu Technologies, LLC.  Nxu Technologies, LLC is a wholly owned operating company and the sole subsidiary of Nxu.  References to “Nxu” or the “Company” shall collectively mean Nxu, Inc. and its wholly owned subsidiary, Nxu Technologies, LLC.

The directors and executive officers of Nxu immediately following the completion of the Reorganization Merger were the same individuals who were directors and executive officers, respectively, of Atlis as of immediately prior to the Reorganization Merger.

Upon completion of the Reorganization Merger, Nxu Class A Common Stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder and for purposes of Rule 12g-3(a), Nxu is the successor issuer to Atlis.

Transactions that occurred in connection with the Reorganization Merger are considered transactions between entities under common control, and thus the financial statements for periods prior to the Reorganization Merger have been adjusted to combine the previously separate entities for presentation purpose. See more information regarding shares of common stock authorized, issued and outstanding in connection with the Reorganization Merger in Note 11 – Stock-based Compensation and Common Stock.

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

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission, which require us to make estimates based on assumptions about current, and for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our estimates contemplate current and expected future conditions, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, our financial position and cash flows. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2023 balance sheet was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K").

References to amounts in the consolidated financial statement sections are in thousands, except share and per share data, unless otherwise specified.

Reverse Stock Split

On December 26, 2023, the Company effected a 1-for-150 reverse stock split of the shares of common stock of the Company. All historical share and per share amounts reflected throughout the financial statements have been retroactively adjusted to give effect to the reverse stock split. See Note 11 – Stock-based Compensation and Common Stock for further discussion.

Correction of Immaterial Misclassification

Management identified an immaterial error in classification related to research and development costs previously reported as general and administrative expense in the March 31, 2023 unaudited condensed consolidated financial statements. The correction resulted in an increase to research and development costs of $0.8 million for the three months ended March 31, 2023, respectively, with a corresponding decrease to general and administrative expense. The reclassification of costs allows for a more accurate presentation of research and development costs and had no impact on total operating expenses, net loss, total assets, total liabilities or shareholders’ equity (deficit).

Management identified an immaterial error in its previously reported stock-based compensation expense in the March 31, 2023 unaudited condensed consolidated financial statements. Correction of the error resulted in an increase to stock-based compensation expense of $0.1 million as of March 31, 2023. The restatement had no effect on stockholders’ deficit as of December 31, 2023 and had no other effect to the Company's consolidated financial statements.

Presentation of Stock-based Compensation Expense

The Company had previously presented stock-based compensation as a separate line item on its condensed consolidated Statements of Operations due to the significance of that expense relative to other operating expenses. As of the three months ended March 31, 2024, management began reporting stock-based compensation expense in the same line or lines as cash compensation paid to the same employees or nonemployees, which for the current period resulted in Research and Development or General and Administrative expense based on the role of the employee. Stock-based compensation was reclassified in prior periods using the same basis of allocation and presentation, which resulted in an increase in Research and Development and General and Administrative expense of approximately $0.2 million and $5.6 million, respectively, for the three months ended March 31, 2023.

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

During the three-month period ended March 31, 2024, the Company incurred a net loss of $6.5 million and had net cash used in operating activities of $3.5 million. As of March 31, 2024, the Company had $9.2 million in cash and an accumulated deficit of $266.2 million.

The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, unforeseen circumstances could occur at any time within the next twelve months or thereafter that could increase the need for the Company to raise additional capital on an immediate basis. The Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding, including accessing the public markets through secondary offerings. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to, debt financing, private placements, public offerings and equity lines of credit, and exploring other options, including other strategic alternatives for its business. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets as it works diligently to achieve future operational revenue goals. The Company cannot provide any assurance that access to capital will be readily available when needed or that it will be successful in implementing any additional strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

2.	Recent Accounting Pronouncements and Summary of Significant Accounting Policies

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on its unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to uncertainties, actual results could differ from the estimates and assumptions used in preparation of the unaudited condensed consolidated financial statements.

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

The Company accounts for modification of stock-based compensation awards in accordance with ASC 718-20-35. Upon modification, the Company records any incremental fair value of the modified award as stock-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. In addition, the Company records any remaining unrecognized compensation cost for the original cost for the original award on the modification date over the remaining vesting period for unvested awards.

See Note 11 – Stock-based Compensation and Common Stock for additional information.

3.	Revenue

In 2023, the Company began recognizing revenue from the delivery of electricity to customer electric vehicles using its NxuOne™ charging station. During the three months ended March 31, 2024, the Company recognized $4.2 thousand of revenue related to retail charging services.

During the three months ended March 31, 2024, the Company recognized no revenue from the delivery of battery systems and components.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Charging station equipment	$1,200	$649
Leasehold improvements	151	151
Tools and plant equipment	2,715	2,715
Office equipment	318	318
Software	1,060	860
Vehicles	70	70
Total property and equipment excluding construction in progress	5,514	4,763
Less: accumulated depreciation and amortization	(1,168)	(898)
Property and equipment excluding construction in progress, net	4,346	3,865
Charging station equipment and charging site construction in progress	101	—
Property and equipment, net	$4,447	$3,865

Depreciation and amortization expense was $0.27 million for the three months ended March 31, 2024, of which $0.25 million was recorded to general and administrative expense, and $0.02 million was expensed to cost of revenue. Depreciation and amortization expense was $0.14 million for the three months ended March 31, 2023, all of which was recorded to general and administrative expense.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Tax credit receivable	$466	$372
Prepaid insurance	300	302
Prepaid rent	130	98
Deferred offering costs	—	102
Other prepaid expenses	80	125
Total prepaid expenses and other current assets	$976	$999

6.	Other Assets

As of March 31, 2024 and December 31, 2023, the entire balance of other assets consisted of security deposits.

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Accounts payable	$2,044	$2,501
Accrued compensation and benefits	726	153
Other accrued liabilities	728	717
Total accounts payable and accrued liabilities	$3,498	$3,371

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

As of March 31, 2024, total net operating loss carryforwards totaled approximately $59.1 million. The Company’s net operating loss carryforwards consist of approximately $16.6 million related to years prior to 2022, which will carryforward through 2037, and approximately $19.9 million and $17.8 million for fiscal years 2022 and 2023, respectively, which will carry forward indefinitely. The Company’s net operating loss carryforward of $4.8 million for the first three months of fiscal year 2024 will also carry forward indefinitely.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revised the Internal Revenue Code of 1986, as amended. The enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss (“NOL”) carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The Company generated an income tax benefit of $1.6 million for the three months ended March 31, 2024, resulting in a cumulative income tax benefit of $62.1 million. The Company has increased its valuation allowance for this deferred tax asset accordingly as the Company’s ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2024 and 2023, the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

9.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the three months ended March 31, 2024 and 2023, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss	$(6,541)	$(12,170)

Denominator:
Weighted-average shares of Class A common stock outstanding	7,166,858	124,844

Net loss per share, basic and diluted	$(0.91)	$(97.48)

10.	Commitments and Contingencies

 Registration Rights

The holders of the Convertible Notes have registration rights that require the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement, as amended, that was signed in conjunction with the convertible notes.

Contract Losses

In December 2021, the Company entered into an agreement (the “Agreement”) with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. On October 27, 2023, the Parties agreed to a settlement whereby the Company has agreed to pay a termination fee of $0.70 million to QAD over a 21-month period, upon which the Company will be released from the contract. The Company accrued the portion of the fee due within the next twelve months of $0.4 million in accounts payable and accrued liabilities, and the remaining portion within other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2024.

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

11.	Stock-based Compensation and Common Stock

Stock-based Compensation

 A summary of stock-based compensation expense recognized during the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Restricted stock units (classified as liabilities)	$12	$—
Restricted stock units (classified as equity)	445	—
Stock options	2,266	5,824
Total stock-based compensation	2,723	5,824
Stock-based compensation capitalized to property and equipment	(67)	—
Stock-based compensation, net of capitalized amount	$2,656	$5,824

As of March 31, 2024, the total unrecognized compensation related to outstanding stock option awards and restricted stock units was $8.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 years. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

During the three months ending March 31, 2023, the Company issued 573 shares of its Class A common stock to a vendor for services rendered and recognized $0.1 million of expense related to this issuance.

On October 31, 2023, the Company’s Board of Directors approved an amendment to certain existing Executive grant agreements to delay the vesting of service-based liability-classified Executive RSU awards that would have vested between October and December 2023 to vest on January 31, 2024. The Board of Directors subsequently approved additional amendments in January and March 2024 to further delay the vesting of the same RSUs, including vests between January 2024 and May 2024, until June 30, 2024.

On March 8, 2024, the Company’s Board of Directors approved an amendment to certain existing Independent Director grant agreements to delay the vesting of service-based liability-classified Director RSU awards that would have vested on March 31, 2024 to vest on June 30, 2024 (collectively with the amendments to Executive grants agreements, the “Amendments”).

As of the dates of the Amendments, the Company determined there was no incremental value of the awards in connection with the Amendments. Additionally, as all Executives and Directors affected by the Amendments were still providing service as of March 31, 2024, the Company determined it was probable they would meet the service requirements and their awards would vest within the initial vesting period of the awards. Therefore, the Company recognized stock-based compensation expense at the fair value of the awards through the initial vesting dates. The amended awards will remain classified in liabilities in the consolidated balance sheets of the Company until they are settled in a variable number of shares.

On February 23, 2024 (the “Exchange Date”), the Compensation Committee of the Board of Directors authorized a mandatory Exchange Program (the “RSU Exchange Program”) to provide for the cancellation and exchange of approximately $0.4 million of stock-based compensation related to unvested RSUs (“Exchanged RSUs”), previously recorded as liabilities within the unaudited condensed consolidated balance sheets, for an option to purchase shares of Class A common stock of the Company (“Exchange Option”). The Company accounts for the effects of the RSU Exchange Program as a modification of liability-classified awards in accordance with ASC 718.

Pursuant to the RSU Exchange Program, the Company granted 1,117,457 Exchange Options to employees, which will vest in equal amounts on March 31, 2024 and June 30, 2024. The Exchange Options have a fair value of $0.7 million, which is equal to the fair value of the Exchanged RSUs at the Exchange Date, and as such no additional compensation cost was recorded as a result of the modification on the Exchange Date. Concurrently with the grant of the Exchange Options, the Company granted 553,236 additional stock options with a fair value of $0.3 million to employees, which will vest in equal amounts on June 30, 2024 and September 30, 2024. Both the Exchange Options and the additional options are classified as equity awards.

2023 Omnibus Incentive Plan

On May 12, 2023, the Company adopted the 2023 Omnibus Incentive Plan (the”Plan”). The purposes of the Plan are to a) encourage the growth of the Company through short and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards (including performance-based restricted shares and restricted stock units), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing. The Plan was originally adopted in connection with the consummation of the Company’s Reorganization Merger as contemplated by that certain agreement and plan of merger, dated as of April 14, 2023, by and among the Company, Atlis , and such other parties to the agreement.

With respect to awards granted under the Plan and in accordance with the Plan, the Company’s Board of Directors (or the “Administrator”) is authorized to deliver an aggregate of 350 million shares of common stock to be reserved and available for issuance under the Plan (the “Initial Share Limit”), which includes (i) 250 million shares of common stock available for new issuances under the Plan and (ii) 100 million shares of common stock relating to a portion of outstanding stock options and restricted stock units assumed by the Company in connection with the Reorganization Merger; provided, that the total number of shares of common stock that will be reserved, and that may be issued, under the Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2024, by a number of common shares equal to five percent (5%) of the total number of outstanding shares on the last day of the prior calendar year. Notwithstanding the foregoing, the Administrator may act prior to January 1 of a given year to provide that there will be no such increase in the share reserve for that year or that the increase in the share reserve for such year will be a lesser number of common shares than provided herein.

Common Stock

Organizational Structure

As described in Note 1 - Organization and Basis of Presentation, on May 12, 2023, Atlis completed its Reorganization Merger to Nxu. At the effective time of the Reorganization Merger, all of the issued and outstanding shares of Atlis’s Class A common stock, par value $0.0001 per share (“Atlis Class A Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class A common stock, par value $0.0001 per share (“Nxu Class A Common Stock”) and all of the issued and outstanding shares of Atlis’s Class D common stock, par value $0.0001 per share (“Atlis Class D Common Stock” and, together with Atlis Class A Common Stock, “Atlis Common Stock”) were converted automatically on a one-for-one basis into shares of Nxu’s Class B common stock, par value $0.0001 per share (“Nxu Class B Common Stock” and, together with Nxu Class A Common Stock, “Nxu Common Stock”), and, as a result, the current stockholders of Atlis automatically became stockholders of Nxu, holding the same number and percentage of shares of Nxu Common Stock as they held of Atlis Common Stock as of immediately prior to the Reorganization Merger.

Issuance and conversion of shares of common stock pursuant to the Reorganization Merger are considered transactions between entities under common control. As a result, the unaudited condensed consolidated financial statements for periods prior to these transactions have been adjusted to combine the previously separate entities for presentation purposes.

Except as otherwise required by applicable law, and the voting rights described below, shares of Class A common stock and Class B common stock have the same rights, privileges and powers, rank equally, share ratably and be identical in all respects and as to all matters. The voting, dividend, liquidation and other rights, powers and preferences of the holders of Class A common stock and Class B common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock of any series as may be designated by the Board of Directors of the Corporation (the “Board”) upon any issuance of the preferred stock of any series.

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

In 2022, the Company began issuing Class B shares of common stock. These shares are not traded openly nor available for sale to the public. Class B shares are offered only to the (1) Chief Executive Officer and (2) President of the Company. At all meetings of stockholders and on all matters submitted to a vote of stockholders of the Corporation generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder. The shares of Class B common stock are not entitled to receive any dividends or any distribution upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Class B shares are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class B shares owned by such holder.

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

In November 2023, the Company launched its ATM pursuant to its shelf registration on Form S-3 for sale from time to time of up to $75.0 million of Class A common stock. As of March 31, 2024, the Company has issued and sold approximately 9.1 million shares of its Class A common stock, resulting in $14.0 million of proceeds, net of commissions and offering costs.

Series A Convertible Preferred Stock

Share Exchange Agreement with Lynx Motor Corporation

On December 27, 2023,  the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Lynx, pursuant to which Lynx sold to the Company, and the Company purchased from Lynx, a number of newly issued shares of Lynx representing 15% of the issued and outstanding equity interests in Lynx in exchange for 1,000 newly issued shares of series A convertible preferred stock, par value $0.0001 per share, of the Company (the “Series A Convertible Preferred Stock” or “Series A Convertible Preferred Shares”). Each Series A Convertible Preferred Share is convertible into 1,000 shares of Class A common stock, par value $0.0001 per share, of the Company for a conversion price of $3.00 per share. The Share Exchange Agreement contains customary representations and warranties by the Company. As a part of the transaction, the Company designated one person to serve on the board of directors of Lynx. The Company’s investment in Lynx is presented within investment in Lynx at the fair market value of the Series A Convertible Preferred Stock on the transaction date, with the corresponding issuance of Series A Convertible Preferred Stock presented within stockholders’ equity in the unaudited condensed consolidated balance sheets.

On January 29, 2024, the Company registered 1.0 million shares of Class A common stock, par value $0.0001, pursuant to the terms of its Share Exchange Agreement with Lynx, under which Nxu sold to Lynx 1,000 shares of Series A convertible preferred stock, par value $0.0001, which are convertible into shares of Class A common stock. The Company did not sell any shares of its Class A common stock and received no proceeds from the offering. On February 8, 2024, Lynx converted all the Series A Convertible Preferred Stock into 1.0 million shares of Class A common stock.

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note in the principal amount of $0.3 million to the Company in exchange for $0.3 million in immediately available funds from the Company. The note is due and payable by June 2024, and is presented in notes receivable from related party in the unaudited condensed consolidated balance sheets.

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

The Convertible Notes are convertible solely into Class A common stock of the Company at a conversion price of (a) $2,250 per share (“Fixed Conversion Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (“Variable Conversion Price”), whichever is lower. The Fixed Conversion Price includes a one-time reset at the six-month anniversary of the Original Issuance Date (the “Reset Date”) to the lower of the conversion price (with the Variable Conversion Price determined as if the conversion notice was delivered on the Reset Date) and 130% of the daily VWAP of the common stock for the trading day immediately prior to the Reset Date.

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

The Company elected the fair value option to account for the Convertible Notes, as further discussed in Note 13 – Fair Value. As such, the Company recorded the Convertible Notes at fair value and subsequently remeasures them at fair value at each reporting date. Changes in fair value are recognized as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. Activity related to the Company’s Convertible Notes during the three month period ended March 31, 2024 were as follows (in thousands):

Three Months Ended March 31, 2024

Balance at December 31, 2023	$10
Convertible Notes issued during the period	—
Conversions	—
Payments	—
Change in fair value measurement	—
Convertible Notes liability at March 31, 2024	$10

Warrant Liability

As discussed in previous sections of this Form 10-Q, the Company has issued warrants in connection with various capital raises. The following tables summarizes the Company’s warrants outstanding as of March 31, 2024 and December 31, 2023:

	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B	August 2023	GEM Warrants
December 31, 2023	1,543	3,587	6,281	33,605	62,223	2,270
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
March 31, 2024	1,543	3,587	6,281	33,605	62,223	2,270

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$2,250		$88.65
Purchase Agreement Amendment	1/5/2023	6/5/2023	$2,250		$87.38
Second Tranche	1/27/2023	7/30/2023	$2,250		$103.68
Series A	2/21/2023	No Reset	$—		N/A
Series B	2/21/2023	No Reset	$234	(1)	N/A
August 2023	8/11/2023	No Reset	$45	(2)	N/A
GEM Warrants	10/2/2023	No Reset	$26.54		N/A

(1)	Excludes 4,800 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants, as discussed below.

In connection with the issuance of the Convertible Notes, the Investors received a number of common stock warrants equal to 30% of the face value of the Convertible Notes divided by the VWAP prior to the applicable closing date. The common stock warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $2,250 per share (“Exercise Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (“Variable Exercise Price”), whichever is lower. The Exercise Price included a one-time reset at the six-month anniversary of the initial exercise date (the “Reset Date”) to the lower of the initial Exercise Price and 120% of the daily VWAP on the trading day prior to the Reset Date. The common stock warrants issued in First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche have a five-year exercise period from their respective issuance date. Subsequently to their issuance, upon reaching the Reset Date, the Exercise Price of these warrants was changed to $88.65, $87.38, and $103.68 per share for the First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche, respectively.

As discussed in Note 11 – Stock-based Compensation and Common Stock, in connection with the February 2023 Offering, the purchasing shareholders received Series A and Series B Warrants with each Class A common share issued. All Series A warrants were exercised following issuance for no consideration. The Series B Warrants were exercisable upon completion of the Reorganization Merger and will expire five years from the merger date.

As discussed in Note 11 – Stock-based Compensation and Common Stock, in connection with the August 2023 Offering, the purchasing shareholders received August 2023 Warrants with each Class A common share issued. The Company also issued pre-funded warrants (the “Pre-Funded Warrants”) which were immediately exercisable for one share of Class A common stock at an Exercise Price of $0.0001 and do not expire until exercised. The August 2023 Warrants were immediately exercisable and expire three years from the date of issuance. All of these Pre-Funded Warrants were exercised in 2023.

In connection with the August 2023 Offering, the Company amended existing Series B warrant agreements to authorize certain Investors to purchase 12,865 shares of the Company’s Class A common stock for no consideration. As of March 31, 2024, 8,065 of these Series B warrants were exercised. Series B warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period. As such, the change in the valuation of the liabilities related to the Series B warrant agreements are reflected in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2024.

The First Tranche, Purchase Agreement Amendment tranche, Second Tranche, Series A, Series B, and August 2023 Warrants (together, the “Common Stock Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company records the Common Stock Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, and further discussed in Note 13 – Fair Value. Activity related to the Company’s warrants during the three month period ended March 31, 2024 were as follows (in thousands):

March 31, 2024

Balance at December 31, 2023	$55
Warrants issued during the period	—
Warrants exercised during the period	—
Change in fair value measurement	(44)
Warrant liability at March 31, 2024	$11

13.	Fair Value

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands).

Description:	Level	March 31, 2024	December 31, 2023
Convertible Notes	3	$10	$10
Warrant liability	3	11	55
Convertible Notes and warrant liability, at fair value		$21	$65

Convertible Notes

The following table provides the fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of March 31, 2024 and December 31, 2023:

	March 31, 2023	December 31, 2023
Convertible Notes fair value	$10	$10
Convertible Notes, contractual principal outstanding	10	10
Fair value less unpaid principal balance	$—	$—

As of March 31, 2024 and December 31, 2023, the Second Tranche of Convertible Notes was fully converted, and a nominal amount of the First Tranche was outstanding.

Warrant Liability

The following tables provide quantitative information regarding Level 3 fair value measurements for Common Stock Warrants as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	4.21%	4.21%	4.21%	4.32%	4.21%	4.21%
Time to expiration (in years)	3.59	3.76	3.76	3.89	2.36	1.41
Expected volatility	85%	85%	85%	85%	85%	85%
Dividend yield	—	—	—	—	—	—
Stock price	$0.68	$0.68	$0.68	$0.68	$0.68	$0.68
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54

	December 31, 2023
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	3.84%	3.84%	3.84%	3.91%	3.84%	3.84%
Time to expiration (in years)	3.84	4.01	4.01	4.14	2.61	1.66
Expected volatility	90%	90%	90%	125%	85%	90%
Dividend yield	—	—	—	—	—	—
Stock price	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54

15.	Subsequent Events

Nasdaq Bid Price Deficiency Letter

On April 2, 2024, the Company received a notice from Nasdaq stating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Bid Price Requirement”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding our ability to continue as a going concern; our belief that additional funding will be required in order to continue operations; our plans to seek additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, strategic alternatives for our business; expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2023 Form 10-K.

Our investor relations website is located at https://investors.nxuenergy.com. At or through the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 10-K, other reports and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC. Additionally, the Company uses its website, nxuenergy.com and social media channels including Instagram, YouTube, Facebook, LinkedIn, and X (formerly known as Twitter) (@Nxu) to disclose information about the Company and its products to customers, investors, and the public. It is important to note that this information is not incorporated by reference in any reports or documents filed with the SEC, and website URLs are intended to be inactive textual references only. The information posted on these channels may be considered material, so investors should monitor them in addition to press releases, SEC filings, and public conference calls and webcasts. By enrolling your email address to any of our newsletters, you may receive automatic alerts and other information about Nxu.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Nxu” and “Company” refer to Nxu, Inc. and its consolidated subsidiaries.

Company Overview

Nxu, Inc. is a US-based technology company building energy and infrastructure solutions for consumers and businesses to enable faster transition to electrification across all market segments. We design, engineer, and build megawatt charging stations, innovative battery cells and battery packs for use in advanced energy storage systems and mobility products. We believe that widespread adoption of electric vehicles (“EVs”) across all market segments, especially by the commercial and industrial markets requires high performing battery and pack solutions that can effectively compete with legacy diesel-based products in terms of capability, performance and charge time. We design, engineer, and build NxuOne™ charging station and plan to build proprietary Li-ion battery cells, energy storage solutions and a suite of software and services designed to allow an easy transition from diesel to electric for our target segment.

On May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”), our predecessor company, completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu, and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023.

Nxu is an early-stage company and as such, has incurred losses from operations and have had negative cash flows from operating activities since our inception.

In light of our liquidity position and anticipated future funding requirements, we continue to pursue additional funding in the form of potential equity and/or debt financing arrangements or similar transactions and explore other strategic alternatives and potential options for our business, including, but not limited to, cost and restructuring initiatives. Even if we are successful in raising additional funding and/or implementing a strategic alternative, we will continue to require additional funding. The Company cannot provide any assurance that access to capital will be readily available when needed or that it will be successful in implementing any additional strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

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

Our strategy is to focus on execution, both in the near-term and in the long-term. Following a shift in focus in the latter half of 2023, we have continued developing and producing our NxuOne™ megawatt charging station in our Mesa, Arizona facility. As of March 31, 2024, we have successfully launched our first charging station and produced multiple production units ready for deployment. Production costs, including costs of materials and labor, have reduced with each unit produced, as we focus on scale and efficiency.

However, in the first quarter of 2024, we incurred losses from the operation of our first NxuOne™ charging station, primarily as a result of discounts offered to customers in the first half of the quarter to continue to generate customer interest. We expect to continue to incur losses on the delivery of electricity to customer electric vehicles until we obtain sufficient capital to efficiently scale our production capabilities and develop charging site real estate, increase production volume, and deploy additional NxuOne™ charging systems for public use.

Our operations have been financed primarily through net proceeds from the sale of securities. During the three months ended March 31, 2024, we raised approximately $10.7 million net, after expenses, through our “At-The-Market” equity offering (“ATM”). The Company intends to continue obtaining additional capital through the public markets and other means as described throughout this Form 10-Q. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Segment Information

We evaluated segment reporting in accordance with Accounting Standards Codification 280 – Segment Reporting and concluded that Nxu is comprised of one operating segment. We report segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Revenue and Profitability

Focus on Megawatt Charging

During the three months ended March 31, 2024, we generated revenue from the operation of our NxuOne™ megawatt charging station delivering electricity to consumer and commercial customer electric vehicles in Mesa, Arizona. We expect to continue to generate revenue from charging customer vehicles. Sales of electricity to consumer and commercial customers for electric vehicle charging generated losses during the quarter, primarily as a result of discounted prices offered to customers near the beginning of the year to generate customer interest and encourage high charging station utilization, and due to the cost of depreciation. In the future, our goal is to continue to drive customer interest while focusing on increasing opportunities for profitability through utilization of our NxuOne™ charging station network, competitive pricing, and deployment of additional NxuOne™ charging stations.

For the year ended December 31, 2023, we generated revenue totaling approximately $0.5 million through the sale of battery systems and components. As we continue to concentrate the Company’s resources on the production of megawatt charging systems, we have not continued to generate revenue from the production and sale of battery systems and components.

Production Investment and Cost Management

We achieved success in our strategic focus to reduce costs of operations and scale the production of our NxuOne™ megawatt charging system in the three months ended March 31, 2024. During the quarter, we doubled our production of units from the prior quarter and reduced costs of materials and labor through product development, process efficiency and team organization. We believe continued execution through a sustained emphasis on investment in product design, production efficiency, mutually profitable relationships with suppliers, and team engagement will help us drive value for our shareholders and future earnings potential for the Company.

Capital Funding

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

Results of Operations

The following table sets forth certain statement of operations data for the three month periods ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	% of Total operating expenses	2023	% of Total operating expenses	Change

Revenue	$4	—%	$—	—%	$4

Cost of revenue	3	-	—	—	3
Depreciation	18	—	—	—	18
Total cost of revenue	21	-	—	—	21
Gross loss	(17)	-	—	—	(17)

Operating expenses
Research and development	395	6	3,962	30	(3,567)
General and administrative	6,151	94	9,488	70	(3,337)
Advertising	22	—	34	0	(12)

Total operating expenses	6,568	100	13,484	100	(6,916)

Operating loss	(6,585)	—	(13,484)	—	6,899

Other income, net	44	—	1,314	—	(1,270)

Net loss	$(6,541)	—%	$(12,170)	—%	$5,629

Revenue

Three months ended March 31, 2024 vs. 2023. We recognized charging revenue during the first quarter of 2024 of approximately $4 thousand from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. Prior to September 2023, the Company had never generated revenue.

Cost of revenue

Three months ended March 31, 2024 vs. 2023. We recognized cost of revenue during the first quarter of 2024 of approximately $0.02 million. The cost of revenue represents energy costs and capitalized depreciation related to charging station services.

Gross loss

Three months ended March 31, 2024 vs. 2023. We recognized gross loss during the first quarter of 2024 of approximately $0.02 million. Gross loss represents revenue less energy costs and capitalized depreciation related to charging station services.

Research and development

Three months ended March 31, 2024 vs. 2023. Research and development decreased $3.5 million from $4.0 million during the first quarter of 2023 to $0.4 million in the first quarter of 2024 as we paused development and production of our battery technologies to focus on development of our megawatt charging stations and utilized labor hours from research and development team in construction of our megawatt charging units. We expect to continue to invest in research and development as we continue to bring our products and services to market.

General and administrative

Three months ended March 31, 2024 vs. 2023. General and administrative expenses decreased $3.3 million from $9.5 million during the first quarter of 2023 to $6.2 million in the first quarter of 2024. The reduction in general and administrative expense was primarily due to decreases in stock-based compensation and employee payroll and benefits, due to less vesting expense and a smaller team compared to the three months ended March 31, 2023. Additionally, we incurred less costs in connection with capital offerings in the first quarter of 2024 in comparison to the first quarter of 2023.

Other income, net

Three months ended March 31, 2024 vs. 2023. Other income, net decreased by $1.3 million from the first quarter of 2023 to the first quarter of 2024 primarily as a result of a $2.3 million gain on the fair value of long-term debt and warrant liability in 2023 compared to a gain of $0.04 million in 2024, partially offset by $1.0 million of warrant expense in 2023. See Note 14 – Fair Value of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

As disclosed in Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the three months ended March 31, 2024, the Company incurred a net loss of approximately $6.5 million and had net cash used in operating activities of $3.5 million. On March 31, 2024, the Company had $9.2 million in cash and an accumulated deficit of approximately $266.2 million.

During the three months ended March 31, 2024, the Company raised approximately $10.7 million, net of offering costs and commissions, through its ATM. As of March 31, 2024, the Company received the maximum amount of capital available under the shelf registration and is currently unable to continue to raise capital with the ATM.

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

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. Company management is addressing this risk by pursuing all available options for funding, including accessing the public markets. The Company plans to continue considering all avenues available to it in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to through secondary offerings, debt financing, private placements, public offerings and equity lines of credit, and exploring other options, including other strategic alternatives for its business. The Company’s success is dependent upon achieving its strategic and financial objectives, including continuing to acquire capital through public markets as we work diligently to achieve future operational revenue goals. The Company cannot provide any assurance that access to capital will be readily available when needed or that it will be successful in implementing any additional strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

The table below sets forth a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(3,487)	$(9,370)
Net cash used in investing activities	(850)	(94)
Net cash provided by financing activities	10,672	19,662

Net cash used in operating activities. Net cash used in operating activities during the three months ended March 31, 2024 was $3.5 million. The use of cash resulted primarily from a net loss of $6.5 million, partially offset by employee stock-based compensation expense of $2.7 million and net changes in working capital.

Net cash used in operating activities during the three months ended March 31, 2023, was $9.4 million. The use of cash resulted primarily from a net loss of $12.3 million, offset by employee and non-employee stock-based compensation expense of $5.9 million, net changes in working capital and changes in the fair value of convertible debt.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2024 was $0.9 million. The cash used in investing activities was related to production of NxuOne™ charging station, and the purchase of other property and equipment, during the period.

Net cash used in investing activities for the three months ended March 31, 2023 was $0.1 million. Cash used in investing activities was related to purchases of property and equipment during the period.

Net cash provided by financing activities. Net cash provided by financing activities of $10.7 million during the three months ended March 31, 2024 primarily consisted of proceeds from stock issued under the ATM.

Net cash provided by financing activities of $19.7 million during the three months ended March 31, 2023, primarily consisted of proceeds from stock and convertible debt issuance offset by payments on convertible debt.

Off-balance sheet arrangements and contractual obligations

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements.

We have contractual lease obligations for our two properties with initial lease terms ending in the summer of 2025. The lease agreement for our warehouse facility in Mesa, Arizona includes one or more options to renew with renewal terms that can extend the lease term by five years or more. We added one equipment lease during the three months ended March 31, 2024, with a lease term ending in December 2025. In addition, we have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 12 - Convertible Notes and Warrant Liability of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

Critical Accounting Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2024, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 – Commitments and Contingencies of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors,” in the 2023 Form 10-K, which could materially affect our business, financial condition, or future results. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our 2023 Form 10-K other than as set forth below:

Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. If our Class A common stock is delisted, it could negatively impact the Company.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 2, 2024, we received a notice from Nasdaq stating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Bid Price Requirement”).

No assurances can be provided that we will regain compliance with the minimum bid price requirement within the appeal period. If the Company’s Class A common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Class A common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s Class A common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

During the three-month period ended March 31, 2024, we incurred a net loss of $6.6 million and had net cash used in operating activities of $3.4 million. As of March 31, 2024, we had $9.2 million in cash and an accumulated deficit of $266.3 million. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, the Company cannot provide any assurance that access to capital will be readily available when needed. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2023 and 2022 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. See Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q and “—Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives: delaying the implementation of or revising certain aspects of our business strategy; reducing or delaying the development of our products; reducing or delaying capital spending, product development spending and marketing and promotional spending; entering into financing agreements on unattractive terms; and/or significantly curtailing or discontinuing operations.

There can be no assurance that we would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions. In addition, such actions, if taken, may not enable us to satisfy our capital requirements if the actions that we are able to consummate do not generate a sufficient amount of additional capital. If we are ultimately unable to satisfy our capital requirements, we would likely need to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the SEC on April 1, 2024)

3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023)

3.4	Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed with the SEC on April 1, 2024)

10.1+	Letter Agreement dated April 5, 2024 by and between the Company and Britt Ide (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 5, 2024)

10.2+	Letter Agreement dated April 5, 2024 by and between the Company and Caryn Nightengale Ide (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 5, 2024)

10.3+	Letter Agreement dated April 5, 2024 by and between the Company and Jessica Billingsley (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 5, 2024)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxu, Inc.

Date: May 10, 2024	By:	/s/ Sarah Wyant
Sarah Wyant
Chief Financial Officer
(Principal Financial Officer)