Form 10-Q
period 2024-06-30
Nxu, Inc.
filed 2024-08-06
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 11,934,072 and 267,503 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash	$4,599	$2,846
Prepaid expenses and other current assets	987	999
Notes receivable from related party	250	250
Total current assets	5,836	4,095

Property and equipment, net	2,078	3,865
Assets held for sale	1,013	-
Right-of-use assets, net	1,439	1,507
Investment in Lynx	3,000	3,000
Intangible assets, net	42	20
Other assets	704	772
Total assets	$14,112	$13,259

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,747	$3,371
Variable share settled restricted stock units	2,080	1,334
Current portion of operating lease liability	1,874	864
Other current liabilities	-	40
Total current liabilities	5,701	5,609

Lease liability, net of current portion	710	688
Convertible debt and warrant liability, at fair value	16	65
Other long-term liabilities	33	233
Total liabilities	6,460	6,595
Commitments and contingencies (Note 12)

Stockholders' Equity:

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 11,930,986 issued and outstanding as of June 30, 2024; 2,563,288 issued and outstanding as of December 31, 2023	1	—
Class B Common Stock, par value $0.0001; 1,000,000,000 authorized; 261,503 issued and outstanding at June 30, 2024; 243,503 issued and outstanding at December 31, 2023	—	—
Series A Convertible Preferred Stock, par value $0.0001; 5,000 shares authorized; 0 issued and outstanding at June 30, 2024; 1,000 issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	280,370	266,302
Accumulated deficit	(272,719)	(259,638)
Total stockholders' equity	7,652	6,664
Total liabilities and stockholders' equity	$14,112	$13,259

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$7	$—	$11	$—

Cost of revenue	4	—	7	—
Depreciation	21	—	39	—
Total cost of revenue	25	—	46	—
Gross loss	(18)	—	(35)	—

Operating expenses:
Research and development	562	5,060	957	9,022
General and administrative	4,011	9,437	10,162	18,925
Advertising	22	146	44	180

Total operating expenses	4,595	14,643	11,163	28,127

Operating loss	(4,613)	(14,643)	(11,198)	(28,127)

Other income (expense):
Interest income (expense)	72	(39)	72	(40)
Impairment of long-lived assets	(1,128)	—	(1,128)	—
Impairment of held for sale assets	(603)	—	(603)	—
Gain (loss) on sale or disposal of property and equipment	(316)	110	(316)	110
Warrant expense	—	—	—	(984)
Gain (loss) on convertible debt and warrant liability	5	(177)	49	2,104
Other income	43	15	43	33

Total other (loss) income, net	(1,927)	(91)	(1,883)	1,223

Net loss	$(6,540)	$(14,734)	$(13,081)	$(26,904)

Loss per share, basic and diluted	$(0.55)	$(60.61)	$(1.37)	$(145.98)

Weighted average number of common shares outstanding used in computing loss per share:	11,930,986	243,103	9,548,922	184,300

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2024
	Common Stock
	Class A		Class B		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at March 31, 2024	11,930,986	$1	252,503	$—	—	$—	$279,332	$(266,179)	$13,154

Class B common stock issued	—	—	9,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,038	—	1,038
Net loss	—	—	—	—	—	—	—	(6,540)	(6,540)
Balance at June 30, 2024	11,930,986	$1	261,503	$—	—	$—	$280,370	$(272,719)	$7,652

Six Months Ended June 30, 2024
	Common Stock
	Class A		Class B		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2023	2,563,288	$—	243,503	$—	1,000	$—	$266,302	$(259,638)	$6,664

Class A common stock issued for cash under ATM	8,153,574	1	—	—	—	—	10,711	—	10,712
Class B common stock issued	—	—	18,000	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	1,000,000	—	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,357	—	3,357
Common stock issued under stock compensation plans	214,124	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,081)	(13,081)
Balance at June 30, 2024	11,930,986	$1	261,503	$—	—	$—	$280,370	$(272,719)	$7,652

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2023
	Common Stock
	Class A		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at March 31, 2023	219,043	$—	216,503	$—	$239,557	$(231,630)	$7,927

Class B common stock issued	—	—	9,000	—	—	—	—
Stock-based compensation	—	—	—	—	5,501	—	5,501
Shares issued for services	400	—	—	—	34	—	34
Conversion of long term debt to equity	35,056	—	—	—	1,815	—	1,815
Net loss	—	—	—	—	—	(14,734)	(14,734)
Balance at June 30, 2023	254,499	$—	225,503	$—	$246,907	$(246,364)	$543

Six Months Ended June 30, 2023
	Common Stock
	Class A		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2022	65,092	$—	207,503	$—	$210,412	$(219,460)	$(9,048)

Class A common stock issued for cash	55,314	—	—	—	4,921	—	4,921
Class B common stock issued	—	—	18,000	—	—	—	—
Stock-based compensation	—	—	—	—	11,295	—	11,295
Shares issued for services	973	—	—	—	106	—	106
Exercise of warrants	36,114	—	—	—	3,330	—	3,330
Exercise of stock options	520	—	—	—	547	—	547
Conversion of long term debt to equity	96,486	—	—	—	16,296	—	16,296
Net loss	—	—	—	—	—	(26,904)	(26,904)
Balance at June 30, 2023	254,499	$—	225,503	$—	$246,907	$(246,364)	$543

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,081)	$(26,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	524	301
Employee stock-based compensation	4,036	11,500
Non-employee stock-based compensation	—	106
Non-cash warrant expense	—	984
Net change in operating lease assets and liabilities	15	(15)
(Gain) loss on the sale or disposal of property and equipment	395	(110)
Loss on impairment of lease right-of-use assets and related improvements	1,128	—
Loss on impairment of assets held for sale	603	—
Gain on fair value of convertible debt and warrant liability	(49)	(2,104)
Changes in assets and liabilities:
Prepaid expenses and other current assets	12	(340)
Inventory	—	(832)
Other assets	68	(895)
Accounts payable and accrued liabilities	(1,569)	(719)
Other current liabilities	—	64
Other long-term liabilities	(200)	—
Net cash used in operating activities	(8,118)	(18,964)

Cash flows from investing activities:
Purchases of property and equipment	(839)	(380)
Proceeds from sale of property and equipment	61	559
Capitalized patent costs	(23)	—
Net cash (used in) provided by investing activities	(801)	179

Cash flows from financing activities:
Proceeds from public offering, net of equity offering costs	—	12,020
Proceeds from ATM, net of offering costs	10,712	—
Proceeds from the issuance of convertible debt	—	9,000
Payments on convertible debt	—	(2,351)
Payments on financing liability	(40)	(77)
Proceeds from the exercise of stock options	—	547
Net cash provided by financing activities	10,672	19,139
Net decrease in cash	1,753	354
Cash, beginning of period	2,846	2,701
Cash, end of period	$4,599	$3,055

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt converted to equity	$—	$16,294
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,861	$—
Stock-based compensation expense capitalized to property and equipment	$67	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Nxu, Inc. (the “Company” or “Nxu”) is a US-based technology company focused on leveraging its intellectual property and innovations to support energy storage and charging solutions for the infrastructure needed to power an electrified future. Nxu historically focused on building megawatt (“MW”) charging stations and developing innovative battery cells and battery packs for use in advanced energy storage systems, and mobility products.

Reorganization, Merger and Incorporation of Nxu, Inc.

On May 12, 2023, Atlis Motor Vehicles Inc. (“Atlis”) completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu, Inc., a Delaware Corporation, and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Merger Sub, with Atlis surviving the merger as a wholly-owned subsidiary of Nxu (the “Reorganization Merger”). The Reorganization Agreement was approved and adopted by Atlis’s stockholders at Atlis’s Special Meeting of Stockholders, which was held on May 9, 2023. After the Reorganization Merger, Atlis was reclassified from a corporation to a limited liability company and renamed Nxu Technologies, LLC.  Nxu Technologies, LLC is a wholly owned operating company and the sole subsidiary of Nxu.  References to “Nxu” or the “Company” shall collectively mean Nxu, Inc. and its wholly owned subsidiary, Nxu Technologies, LLC.

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

Transactions that occurred in connection with the Reorganization Merger are considered transactions between entities under common control, and thus the financial statements for periods prior to the Reorganization Merger have been adjusted to combine the previously separate entities for presentation purpose. See more information regarding shares of common stock authorized, issued and outstanding in connection with the Reorganization Merger in Note 13 – Stock-based Compensation and Common Stock.

Evaluation of Strategic Alternatives

On May 10, 2024, Nxu announced its intention to evaluate strategic alternatives, with the Strategic Planning Committee of its Board of Directors (the “Strategic Planning Committee”) leading such evaluation with outside assistance from advisors. At the time of announcement, the Strategic Planning Committee had identified targets for a business combination intended to position the newly combined company for sustainable long-term value creation with a strengthened financial profile.

There can be no assurance that Nxu will be successful in effecting any such transactions or realizing any of the intended benefits, including obtaining a sufficient level of capital through this or other channels in the time frames needed to sustain or grow the business or on terms agreeable to it.

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

Reverse Stock Split

On December 26, 2023, the Company effected a 1-for-150 reverse stock split of the shares of common stock of the Company. All historical share and per share amounts reflected throughout the financial statements have been retroactively adjusted to give effect to the reverse stock split. See Note 13 – Stock-based Compensation and Common Stock for further discussion.

Correction of Immaterial Misclassification

Management identified an immaterial error in its previously reported stock-based compensation expense in the June 30, 2023 unaudited condensed consolidated financial statements. Correction of the error resulted in an increase to stock-based compensation expense of $0.02 million for the three months ended June 30, 2023 and a $0.12 million decrease for the six months ended June 30, 2023, respectively. The restatement had no effect on stockholders’ equity as of June 30, 2023 and had no other effect to the Company's condensed consolidated financial statements.

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

The Company has incurred recurring losses from operations and has not yet achieved profitability in its charging operations. During the six-month period ended June 30, 2024, the Company incurred a net loss of $13.1 million and had net cash used in operating activities of $8.1 million. As of June 30, 2024, the Company had $4.6 million in cash and an accumulated deficit of $272.7million. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statement issuance date.

Unforeseen circumstances could occur at any time within the next twelve months or thereafter that could increase the need for the Company to raise additional capital on an immediate basis. The Company cannot provide any assurance that access to capital will be readily available when needed.

Company management is addressing this risk by pursuing all available options for funding, including further reducing expenses, selling assets and exploring strategic alternatives for its business. The Company cannot provide any assurance that it will be successful in implementing any strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

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

Assets Held for Sale

The Company classifies long-lived assets, including property and equipment and right-of-use assets, and finite-lived intangible assets to be sold as held for sale in the period in which all of the required criteria under Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-lived Assets (“ASC 360”) are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying amount or fair value less any costs to sell. Fair value is determined based on discounted or undiscounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets and the information available to the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the condensed consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with ASC 360, the Company evaluates long-lived assets, including property and equipment and right-of-use assets, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such facts and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Depending on the asset, estimated fair market value may be determined either by use of the discounted cash flow model or by reference to estimated selling values of assets in similar condition.

See Note 4 – Assets Held for Sale, Note 5 – Property and Equipment, and Note 11 – Leases for additional information on impairment losses recognized as of June 30, 2024.

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

In 2023, the Company began recognizing revenue from the delivery of electricity to customer electric vehicles using its NxuOne™ charging station. During the three and six months ended June 30, 2024, respectively, the Company recognized $7 thousand and $11 thousand of revenue related to retail charging services.

During the three and six months ended June 30, 2024, respectively, the Company recognized no revenue from the delivery of battery systems and components.

4.	Assets Held for Sale

On June 28, 2024, the Company entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in its leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale would be sold in an online public auction (the “Auction”) to be held on or about August 13, 2024. In connection with the contract, and in preparation for the Auction, SVD physically observed and catalogued assets in the warehouse and provided an estimate of cash proceeds generated from the future sale, less 5% sales commission.

Assets held for sale will no longer be used in the Company’s continuing operations and thus management’s projections of future cash flows related to the assets changed as of June 30, 2024. As such, and in accordance with ASC 360, the Company compared the carrying amount of the assets to their fair value, less costs to sell, and recorded an impairment loss. The Company’s management used the mid-point of SVD’s estimate of Auction sales proceeds, less sales commission, for purposes of determining the fair value of assets held for sale, less costs to sell.

The carrying amount of assets held for sale consist of the following (in thousands):

June 30, 2024

Tools and plant equipment	$1,556
Office equipment	29
Vehicles	31
Total carrying amount of assets held for sale	1,616
Less: Carrying amount in excess of fair value (less selling costs)	(603)
Assets held for sale, net of impairment	$1,013

The Company ceased recording depreciation expense related to assets held for sale as of June 30, 2024.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Charging station equipment	$1,206	$649
Leasehold improvements	151	151
Tools and plant equipment	—	2,715
Office equipment	—	318
Software	1,059	860
Vehicles	—	70
Total property and equipment excluding construction in progress	2,416	4,763
Less: Impairment of property and equipment	(43)	—
Less: Accumulated depreciation and amortization	(394)	(898)
Property and equipment excluding construction in progress, net	1,979	3,865
Charging station equipment and charging site construction in progress	99	—
Property and equipment, net	$2,078	$3,865

Depreciation and amortization expense was $0.25 million and $0.52 million for the three and six months ended June 30, 2024, respectively of which $0.23 million and $0.48 million, respectively, was recorded to general and administrative expense, and $0.02 million and $0.04 million, respectively, was expensed to cost of revenue. Depreciation and amortization expense was $0.16 million and $0.30 million for the three and six months ended June 30, 2023, respectively, all of which was recorded to general and administrative expense.

The Company recorded impairment charges for leasehold improvements classified as property and equipment of $0.04 million for the three and six months ended June 30, 2024. See Note 11 – Leases for additional information.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Tax credit receivable	$351	$372
Prepaid insurance	309	302
Prepaid rent	43	98
Deferred offering costs	—	102
Other prepaid expenses	284	125
Total prepaid expenses and other current assets	$987	$999

7.	Other Assets

As of June 30, 2024 and December 31, 2023, the entire balance of other assets consisted of security deposits.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Accounts payable	$803	$2,501
Accrued contract settlement, current portion	400	—
Accrued compensation and benefits	16	153
Other accrued liabilities	528	717
Total accounts payable and accrued liabilities	$1,747	$3,371

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

As of June 30, 2024, total net operating loss carryforwards totaled approximately $64.3 million. The Company’s net operating loss carryforwards consist of approximately $16.6 million related to years prior to 2022, which will carryforward through 2037, and approximately $19.9 million and $17.8 million for fiscal years 2022 and 2023, respectively, which will carry forward indefinitely. The Company’s net operating loss carryforward of $10.0 million for the first six months of fiscal year 2024 will also carry forward indefinitely.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revised the Internal Revenue Code of 1986, as amended. The enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The Company generated an income tax benefit of $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively, resulting in a cumulative income tax benefit of $63.8 million. The Company has increased its valuation allowance for this deferred tax asset accordingly as the Company’s ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At June 30, 2024 and 2023, the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

10.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the three and six months ended June 30, 2024 and 2023, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(6,540)	$(14,734)	$(13,081)	$(26,904)

Denominator:
Weighted-average shares of Class A common stock outstanding	11,930,986	243,103	9,548,922	184,300

Net loss per share, basic and diluted	$(0.55)	$(60.61)	$(1.37)	$(145.98)

11.	Leases

Real Estate Leases

As of June 30, 2024, the Company had operating leases for office space in Tempe, Arizona and warehouse space in Mesa, Arizona, which had initial terms of two years and five years, respectively. Both lease terms expire in 2025. In June 2024, the Company listed and began to actively market both leased properties for sublease.

Right-of-use assets related to these real estate leases are not considered held for sale; however, they are no longer being fully utilized for purposes of the Company’s continuing operations. As the nature and extent of the Company’s use of these leases changed in the second quarter of 2024, management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024.  As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their respective estimate of future undiscounted cash flows and recorded an impairment loss totaling $0.55 million.

Equipment Lease

As of June 30, 2024, the Company had an operating lease for equipment used primarily for battery manufacturing in its leased warehouse space in Mesa, Arizona. The lease had initial terms of two years and expires in December 2025. On July 3, 2024, the Company executed an agreement to cancel its equipment lease contract and subsequently purchased all equipment held under the lease (“Equipment Purchase Agreement”) for a total purchase price of approximately $1.7 million.

Under the terms of the Equipment Purchase Agreement, title of all assets held under the equipment lease transfer to Nxu. The Company intends to sell all assets acquired pursuant to the Equipment Purchase Agreement in the Auction to be held on or about August 13, 2024. In preparation for the Auction, SVD physically observed and catalogued assets still held under the equipment lease as of June 30, 2024 and provided an estimate of cash proceeds generated from the future sale of these assets, less 5% sales commission. See Note 4 – Assets Held for Sale for additional information related to the Company’s Auction plans.

Right-of-use assets related to the equipment lease are not considered held for sale; however, they are no longer being fully utilized for purposes of the Company’s continuing operations. As the nature and extent of the Company’s use of this lease changed in the second quarter of 2024, management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024.  As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their fair value, less costs of sell, and recorded an impairment loss totaling $0.54 million.  The Company’s management used the mid-point of SVD’s estimate of Auction sales proceeds, less sales commission, for purposes of determining the fair value of assets held for sale, less costs to sell.

12.	Commitments and Contingencies

Registration Rights

The holders of the Convertible Notes (as defined below) have registration rights that require the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement, as amended, that was signed in conjunction with the Convertible Notes.

Contract Losses

In December 2021, the Company entered into an agreement (the “Agreement”) with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. On October 27, 2023, the Parties agreed to a settlement whereby the Company has agreed to pay a termination fee of $0.70 million to QAD over a 21-month period, upon which the Company will be released from the contract. The Company accrued the portion of the fee due within the next twelve months of $0.4 million in accounts payable and accrued liabilities, and the remaining $0.03 million within other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2024.

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

13.	Stock-based Compensation and Common Stock

Stock-based Compensation

 A summary of stock-based compensation expense recognized during the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Restricted stock units (classified as liabilities)	$342	$1,291	$787	$1,291
Restricted stock units (classified as equity)	(35)	226	(22)	279
Stock options	1,072	4,159	3,338	9,930
Total stock-based compensation	1,379	5,676	4,103	11,500
Stock-based compensation capitalized to property and equipment	—	—	(67)	—
Stock-based compensation, net of capitalized amount	$1,379	$5,676	$4,036	$11,500

As of June 30, 2024, the total unrecognized compensation related to outstanding stock option awards and restricted stock units (“RSUs”) was $3.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

During the three months ending March 31, 2023, the Company issued 573 shares of its Class A common stock to a vendor for services rendered and recognized $0.1 million of expense related to this issuance.

On October 31, 2023, the Company’s Board of Directors approved an amendment to certain existing Executive grant agreements to delay the vesting of service-based liability-classified Executive RSU awards that would have vested between October and December 2023 to vest on January 31, 2024. The Board of Directors subsequently approved additional amendments in January, March and June 2024 to further delay the vesting of the same RSUs, including vests between January 2024 and December 2024, until January 2025.

In March and May 2024, the Company’s Board of Directors approved amendments to certain existing Independent Director grant agreements to delay the vesting of service-based liability-classified Director RSU awards that would have vested between March 31, 2024 and December 31, 2024 until January 31, 2025 (collectively with the amendments to Executive grants agreements, the “Amendments”).

As of the dates of the Amendments, the Company determined there was no incremental value of the awards in connection with the Amendments. Additionally, as all Executives and Directors affected by the Amendments were still providing service as of the original vest dates, the Company determined it was probable they would meet the service requirements, and their awards would vest within the initial vesting period of the awards. Therefore, the Company recognized stock-based compensation expense at the fair value of the awards through the initial vesting dates. The amended awards will remain classified in liabilities in the consolidated balance sheets of the Company until they are settled in a variable number of shares.

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

Pursuant to the RSU Exchange Program, the Company granted 1,117,457 Exchange Options to employees, which were scheduled to vest in equal amounts on March 31, 2024 and June 30, 2024. The Exchange Options had an initial fair value of $0.7 million, which is equal to the fair value of the Exchanged RSUs at the Exchange Date, and as such no additional compensation cost was recorded as a result of the modification on the Exchange Date. Concurrently with the grant of the Exchange Options, the Company granted 553,236 additional stock options with a fair value of $0.3 million to employees, which were scheduled to vest in equal amounts on June 30, 2024 and September 30, 2024. Both the Exchange Options and the additional options are classified as equity awards. As of June 30, 2024, 628,776 Exchange Options and 44,343 additional stock options were vested with a fair valuing totaling approximately $0.4 million. As of June 30, 2024, a total of 972,109 Exchange Options and additional stock options were forfeited.

2023 Omnibus Incentive Plan

On May 12, 2023, the Company adopted the 2023 Omnibus Incentive Plan (the “Plan”). The purposes of the Plan are to a) encourage the growth of the Company through short and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) RSUs, (v) performance-based awards (including performance-based restricted shares and RSUs), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing. The Plan was originally adopted in connection with the consummation of the Company’s Reorganization Merger as contemplated by that certain agreement and plan of merger, dated as of April 14, 2023, by and among the Company, Atlis, and such other parties to the agreement.

With respect to awards granted under the Plan and in accordance with the Plan, the Company’s Board of Directors (or the “Administrator”) is authorized to deliver an aggregate of 350 million shares of common stock to be reserved and available for issuance under the Plan (the “Initial Share Limit”), which includes (i) 250 million shares of common stock available for new issuances under the Plan and (ii) 100 million shares of common stock relating to a portion of outstanding stock options and RSUs assumed by the Company in connection with the Reorganization Merger; provided, that the total number of shares of common stock that will be reserved, and that may be issued, under the Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2024, by a number of common shares equal to five percent (5%) of the total number of outstanding shares on the last day of the prior calendar year. Notwithstanding the foregoing, the Administrator may act prior to January 1 of a given year to provide that there will be no such increase in the share reserve for that year or that the increase in the share reserve for such year will be a lesser number of common shares than provided herein.

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

In addition, at the effective time of the Reorganization Merger, (i) each outstanding option to purchase shares of Atlis Class A Common Stock (“Atlis Option”), whether vested or unvested, automatically converted into an option to purchase shares of Nxu Class A Common Stock (a “Nxu Option”) and (ii) each outstanding Atlis RSU (an “Atlis Restricted Share”), whether vested or unvested, automatically converted into a RSU of Nxu (a “Nxu RSU”). Each Nxu Option is subject to terms and conditions consistent with the Employee Stock Option Plan and the applicable Atlis Option award agreement as in effect immediately prior to the effective time. Each Nxu RSU is subject to terms and conditions consistent with the applicable Atlis RSU award agreement as in effect immediately prior to the effective time.

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

Common Stock Offerings

On February 21, 2023, the Company completed a public offering of 0.1 million units at a public offering price of $234.00 per unit (the “February 2023 Offering”). Each unit consists of one share of Class A common stock, Series A warrants to purchase 0.65 shares of Class A common stock (the “Series A Warrants”), and Series B warrants to purchase 0.75 shares of Class A common stock (the “Series B Warrants”). See Note 14 - Convertible Notes and Warrant Liability for more information regarding the Series A and Series B warrants. Proceeds from the offering, net of offering costs, were approximately $12.0 million.

On August 11, 2023, the Company completed a public offering of 0.1 million units at an offering price of $45.00 per unit (the “August 2023 Offering”). Each unit consists of one share of Class A common stock (or a pre-funded warrant in lieu thereof) and one common warrant, with each warrant exercisable for two shares of Class A common stock at an exercise price of $45.00 per share (the “August 2023 Warrants). See Note 14 - Convertible Notes and Warrant Liability for more information regarding the August 2023 Warrants. Proceeds from the offering, net of offering costs, were approximately $4.5 million.

On September 27, 2022, a stock purchase agreement between the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, respectively (together, “GEM Global”) became effective whereby GEM Global committed to purchase up to $300.0 million in shares of the Company’s Class A common stock for up to three years (the “GEM Stock Purchase Facility”). In connection with the GEM Stock Purchase Facility, GEM Global would earn a commitment fee proportionate to number of shares sold in the first year, or a $6.0 million commitment fee on September 27, 2023 if no shares were sold. As of September 27, 2023, the Company had not sold any shares under the GEM Stock Purchase Facility and, as such, registered 0.3 million Class A common shares, 0.2 million of which were immediately issuable to GEM Global for payment of the commitment fee. Additionally, in connection with the share registration, approximately 2 thousand warrants were issuable to GEM Global. On October 2, 2023, 0.2 million shares of Class A common stock and 2 thousand common stock warrants were issued to GEM Global.

On October 23, 2023, the Company completed a public offering of 0.6 million shares of its Class A common stock at an offering price of $5.25 per share. Proceeds from the offering, net of offering costs, were approximately $2.6 million.

In November 2023, the Company launched its ATM pursuant to its shelf registration on Form S-3 for sale from time to time of up to $75.0 million of Class A common stock. As of June 30, 2024, the Company has issued and sold approximately 9.1 million shares of its Class A common stock, resulting in $14.0 million of proceeds, net of commissions and offering costs.

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

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note (“Note”) in the principal amount of $0.3 million to Lynx in exchange for $0.3 million in immediately available funds from the Company. The Note was due and payable by June 2024 and is presented in notes receivable from related party in the unaudited condensed consolidated balance sheets. Effective June 28, 2024, the Company and Lynx agreed to amend the terms of the Note, which was extended to be repaid over nine months at an annual interest rate of 8% (the “Amended Note”). Payments on the Amended Note included an upfront principal payment of $20,000, which was due and paid upon execution of the amendment, eight payments of $20,000 in principal and interest from July 2024 to February 2025, and a lump sum payment of the remaining principal and interest of approximately $0.08 million due no later than March 27, 2025. As of the date of this Form 10-Q, the Company is engaged in further discussion with Lynx about the terms of the Amended Note. Ongoing discussions contemplate negotiations around the term date of the Amended Note, the monthly payment amount, and Lynx’s offer to make payment on the note in shares of Lynx, rather than in cash funds. While management of the Company is actively participating in negotiations, the Company currently intends to pursue recovery of the note in full and in cash and has not recognized an allowance for estimated losses as of June 30, 2024.

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

14.	Convertible Notes and Warrant Liability

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

The Company elected the fair value option to account for the Convertible Notes, as further discussed in Note 15 – Fair Value. As such, the Company recorded the Convertible Notes at fair value and subsequently remeasures them at fair value at each reporting date. Changes in fair value are recognized as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. Activity related to the Company’s Convertible Notes during the six-month period ended June 30, 2024 were as follows (in thousands):

Six Months Ended June 30, 2024

Balance at December 31, 2023	$10
Convertible Notes issued during the period	—
Conversions	—
Payments	—
Change in fair value measurement	—
Convertible Notes liability at June 30, 2024	$10

Warrant Liability

As discussed in previous sections of this Form 10-Q, the Company has issued warrants in connection with various capital raises. The following tables summarizes the Company’s warrants outstanding as of June 30, 2024 and December 31, 2023:

	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B	August 2023	GEM Warrants
December 31, 2023	1,543	3,587	6,281	33,605	62,223	2,270
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
June 30, 2024	1,543	3,587	6,281	33,605	62,223	2,270

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$2,250		$88.65
Purchase Agreement Amendment	1/5/2023	6/5/2023	$2,250		$87.38
Second Tranche	1/27/2023	7/30/2023	$2,250		$103.68
Series A	2/21/2023	No Reset	$—		N/A
Series B	2/21/2023	No Reset	$234	(1)	N/A
August 2023	8/11/2023	No Reset	$45	(2)	N/A
GEM Warrants	10/2/2023	No Reset	$26.54		N/A

(1)	Excludes 4,800 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants, as discussed below.

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

As discussed in Note 13 – Stock-based Compensation and Common Stock, in connection with the February 2023 Offering, the purchasing shareholders received Series A and Series B Warrants with each Class A common share issued. All Series A warrants were exercised following issuance for no consideration. The Series B Warrants were exercisable upon completion of the Reorganization Merger and will expire five years from the merger date.

As discussed in Note 13 – Stock-based Compensation and Common Stock, in connection with the August 2023 Offering, the purchasing shareholders received August 2023 Warrants with each Class A common share issued. The Company also issued pre-funded warrants (the “Pre-Funded Warrants”) which were immediately exercisable for one share of Class A common stock at an Exercise Price of $0.0001 and do not expire until exercised. The August 2023 Warrants were immediately exercisable and expire three years from the date of issuance. All of these Pre-Funded Warrants were exercised in 2023.

In connection with the August 2023 Offering, the Company amended existing Series B warrant agreements to authorize certain Investors to purchase 12,865 shares of the Company’s Class A common stock for no consideration. As of June 30, 2024, 8,065 of these Series B warrants were exercised. Series B warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period. As such, the change in the valuation of the liabilities related to the Series B warrant agreements are reflected in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2024.

The First Tranche, Purchase Agreement Amendment tranche, Second Tranche, Series A, Series B, and August 2023 Warrants (together, the “Common Stock Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company records the Common Stock Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, and further discussed in Note 15 – Fair Value. Activity related to the Company’s warrants during the six-month period ended June 30, 2024 were as follows (in thousands):

June 30, 2024

Balance at December 31, 2023	$55
Warrants issued during the period	—
Warrants exercised during the period	—
Change in fair value measurement	(49)
Warrant liability at June 30, 2024	$6

15.	Fair Value

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands).

Description:	Level	June 30, 2024	December 31, 2023
Convertible Notes	3	$10	$10
Warrant liability	3	6	55
Convertible Notes and warrant liability, at fair value		$16	$65

Convertible Notes

The following table provides the fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Convertible Notes fair value	$10	$10
Convertible Notes, contractual principal outstanding	10	10
Fair value less unpaid principal balance	$—	$—

As of June 30, 2024 and December 31, 2023, the Second Tranche of Convertible Notes was fully converted, and a nominal amount of the First Tranche was outstanding.

Warrant Liability

The following tables provide quantitative information regarding Level 3 fair value measurements for Common Stock Warrants as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	4.33%	4.33%	4.33%	4.46%	4.33%	4.33%
Time to expiration (in years)	3.34	3.51	3.51	3.64	2.11	1.16
Expected volatility	85%	85%	85%	85%	85%	85%
Dividend yield	—	—	—	—	—	—
Stock price	$0.37	$0.37	$0.37	$0.37	$0.37	$0.37
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54

	December 31, 2023
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	3.84%	3.84%	3.84%	3.91%	3.84%	3.84%
Time to expiration (in years)	3.84	4.01	4.01	4.14	2.61	1.66
Expected volatility	90%	90%	90%	125%	85%	90%
Dividend yield	—	—	—	—	—	—
Stock price	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54

16.	Restructuring Costs

During the second quarter of 2024, management began considering necessary actions it may take due to its limited ability to raise additional capital or generate cash flows from operations to support future operations and growth. On May 10, 2024, the Company significantly reduced its headcount across Product, Engineering, Manufacturing, and General & Administrative functions as a cost saving and cash preserving measure. Additionally, other cost saving measures were implemented, including preparing assets for sale, negotiating lease terminations and accounts payables balances, and cleaning and vacating unneeded leased space.

Severance and other benefits were provided to employees terminated in this action during the three months ended June 30, 2024, totally $0.8 million, with no future amounts accrued or expected to be paid. Additionally, costs of $0.02 million for clean-up of the leased warehouse facility in Mesa, Arizona were incurred during the three months ended June 30, 2024. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Management also assessed long-lived fixed assets and lease ROU assets held for use for indicators of impairment and recorded resulting losses during the three months ended June 30, 2024. See Note 4 – Assets Held for Sale, Note 5 – Fixed Assets and Note 11 – Leases for information about the above actions.

The following table presents the effects of the above actions on the condensed consolidated statements operations for the three and six months ended June 30, 2024 (in thousands):

	Severance	Warehouse Clean-Up	Impairment of Lease ROU Assets and Related Improvements (Note 5 and Note 11)	Impairment of held for sale assets (Note 4)	Total
General and administrative	$799	$21	$-	$-	$820
Total operating expenses	799	21	-	-	820

Impairment of long-lived assets	-	-	(1,128)	-	(1,128)
Impairment of held for sale assets	-	-	-	(603)	(603)
Total other (loss) income, net	-	-	(1,128)	(603)	(1,731)

Net loss	$(799)	$(21)	$(1,128)	$(603)	$(2,551)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding our ability to continue as a going concern; our belief that additional funding will be required in order to continue operations; our ability to obtain additional funding in the form of potential equity and/or debt financing arrangements or similar transactions; our plans to seek strategic alternatives for our business; expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Company Overview

Nxu, Inc. is a US-based technology company leveraging its intellectual property and innovations to support energy storage and charging solutions for the infrastructure needed to power an electrified future. We historically focused on building energy and infrastructure solutions for consumers and businesses to enable faster transition to electrification across all market segments, including building megawatt NxuOne™ charging stations and innovative battery cells and battery packs for use in advanced energy storage systems and mobility products.

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

Nxu is an early-stage company and as such, has incurred losses from operations and has had negative cash flows from operating activities since our inception.

In light of our liquidity position and anticipated future funding requirements, we continue to pursue all available options for funding including further reducing expenses, selling assets and exploring strategic alternatives for our business. Even if we are successful in implementing a strategic alternative, we will continue to require additional funding. The Company cannot provide any assurance that access to capital will be readily available when needed or that it will be successful in implementing any strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control. If we are unable to complete a strategic transaction in a timely manner, we could be required to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

Company Outlook

We have historically focused on building products to capture the commercial and industrial markets which represent a portion of the electric vehicle opportunity that we believe is not fully serviced by existing electric vehicle solutions. Individuals and companies that make up these segments require vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. However, limited battery capacity, range anxiety, and long charge times continue to be primary challenges to electrification. We historically developed products aimed at addressing these challenges, including our proprietary mega-watt charging infrastructure and energy storage solutions.

Following a shift in focus in the latter half of 2023, we continued developing and producing our NxuOne™ megawatt charging station in our Mesa, Arizona facility. As of March 31, 2024, we successfully launched our first charging station and produced multiple production units ready for deployment. Production costs, including costs of materials and labor, reduced with each unit produced, as we focused on scale and efficiency. We started the second quarter of 2024 centered on developing plans for charging station deployment, continued scaled production of our NxuOne™ megawatt charging station, and initial design of future charging products.

So far in 2024, we incurred losses from the operation of our first NxuOne™ charging station. We expect to continue to incur losses until we obtain sufficient capital to restart and efficiently scale our production capabilities, increase production volume, and deploy additional NxuOne™ charging systems for public use.

Our operations have been financed primarily through net proceeds from the sale of securities. During the six months ended June 30, 2024, we raised approximately $10.7 million net, after expenses, through our “At-The-Market” equity offering (“ATM”).

On May 10, 2024, we announced our intention to evaluate strategic alternatives, with the Strategic Planning Committee of our Board of Directors (the “Strategic Planning Committee”) leading such evaluation with outside assistance from advisors. At the time of announcement, the Strategic Planning Committee had identified targets for a business combination intended to position the newly combined company for sustainable long-term value creation with a strengthened financial profile. We continue to be in discussions with prospective targets as we believe a strategic alternative to be the best path forward to obtain operational stability and growth and provide value in the public market. There can be no assurance that we will be successful in effecting any such transactions or realizing any of the intended benefits, including obtaining a sufficient level of capital through this or other channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

As we conduct our strategic alternative review process, we are focused on reducing costs to maximize the strength of our balance sheet and reduce our use of cash. On May 10, 2024, we significantly reduced our headcount across Product, Engineering, Manufacturing, and General & Administrative functions as a cost saving measure, as we successfully pursued avenues for a business combination with limited access to continued capital funding.

Segment Information

We evaluated segment reporting in accordance with Accounting Standards Codification 280 – Segment Reporting and concluded that Nxu is comprised of one operating segment. We report segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Revenue and Profitability

Focus on Megawatt Charging

During the three and six months ended June 30, 2024, we generated revenue from the operation of our NxuOne™ megawatt charging station delivering electricity to consumer and commercial customer electric vehicles in Mesa, Arizona. We expect to continue to generate revenue from charging customer vehicles. Sales of electricity to consumer and commercial customers for electric vehicle charging generated losses during the quarter, primarily as a result of discounted prices offered to customers near the beginning of the year to generate customer interest and encourage high charging station utilization, and due to the cost of depreciation. In the future, our goal is to continue to drive customer interest while focusing on increasing opportunities for profitability through utilization of our NxuOne™ charging station network, competitive pricing, and deployment of additional NxuOne™ charging stations.

For the year ended December 31, 2023, we generated revenue totaling approximately $0.5 million through the sale of battery systems and components. We have not continued to generate revenue from the production and sale of battery systems and components. On June 28, 2024, we entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in our leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale would be sold in an online public auction (the “Auction”) to be held on or about August 13, 2024. In connection with the contract, and in preparation for the Auction, SVD physically observed and catalogued assets in the warehouse and provided an estimate of cash proceeds generated from the future sale, less 5% sales commission. See Note 4 – Assets Held for Sale of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for additional information related to the Company’s Auction plans.

Production Investment and Cost Management

We achieved success in our strategic focus to reduce costs of operations and scale the production of our NxuOne™ megawatt charging system in the three months ended March 31, 2024. During that quarter, we doubled our production of units from the prior quarter and reduced costs of materials and labor through product development, process efficiency and team organization.

During the three months ended June 30, 2024, we paused production of our NxuOne™ charging station and reduced our headcount across Product, Engineering, Manufacturing, and General & Administrative functions in an effort to reduce costs. In addition, we consolidated and streamlined product plans and processes within our remaining functions, with a focus on lessening our reliance on outside vendors. The resulting cost savings we gained allowed us to shift our focus toward evaluating strategic alternatives.

Results of Operations

Three Months ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	% of Total operating expenses	2023	% of Total operating expenses	Change

Revenue	$7	—%	$—	—%	$7

Cost of revenue	4	-	—	—	4
Depreciation	21	—	—	—	21
Total cost of revenue	25	-	—	—	25
Gross loss	(18)	-	—	—	(18)

Operating expenses
Research and development	562	12	5,060	36	(4,498)
General and administrative	4,011	87	9,437	64	(5,426)
Advertising	22	—	146	1	(124)

Total operating expenses	4,595	99	14,643	100	(10,048)

Operating loss	(4,613)	—	(14,643)	—	10,030

Other loss, net	(1,927)	—	(91)	—	(1,836)

Net loss	$(6,540)	—%	$(14,734)	—%	$8,194

Revenue

Three months ended June 30, 2024 vs. 2023. We recognized charging revenue during the second quarter of 2024 of approximately $7 thousand from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. Prior to September 2023, the Company had never generated revenue.

Cost of revenue

Three months ended June 30, 2024 vs. 2023. We recognized cost of revenue during the second quarter of 2024 of approximately $0.03 million. The cost of revenue represents energy costs and depreciation related to charging station services.

Gross loss

Three months ended June 30, 2024 vs. 2023. We recognized gross loss during the second quarter of 2024 of approximately $0.02 million. Gross loss represents revenue less energy costs and depreciation related to charging station services.

Research and development

Three months ended June 30, 2024 vs. 2023. Research and development decreased $4.5 million from $5.1 million during the second quarter of 2023 to $0.6 million in the second quarter of 2024 as we paused development and production of our battery technologies and megawatt charging stations and additionally initiated cost saving measures, including reducing headcount in operations and ceasing initial development of future products.

General and administrative

Three months ended June 30, 2024 vs. 2023. General and administrative expenses decreased $5.4 million from $9.4 million during the second quarter of 2023 to $4.0 million in the second quarter of 2024. The reduction in general and administrative expense was primarily due to decreases in stock-based compensation of approximately $3.8 million, due to less vesting expense and a smaller team compared to the three months ended June 30, 2023. The reduction in general and administrative expense also resulted from a decrease in corporate insurance expense of approximately $0.8 million and in legal and other outside services expense of approximately $1.2 million as compared to the three months ended June 30, 2023, and partially offset by $0.8 million of severance expense.

Other loss, net

Three months ended June 30, 2024 vs. 2023. Other loss, net increased by $1.8 million from the second quarter of 2023 to the second quarter of 2024 primarily as a result of a write down of fixed assets held for sale and impairment of lease right of use (“ROU”) assets and related lease improvements of approximately $1.1 and $0.6 million, respectively, and $0.3 million loss on disposal of assets. See Note 4 – Assets Held for Sale, Note 5 – Property and Equipment, and Note 11 - Leases of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

Six Months ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	% of Total operating expenses	2023	% of Total operating expenses	Change

Revenue	$11	—%	$—	—%	$11

Cost of revenue	7	—	—	—	7
Depreciation	39	—	—	—	39
Total cost of revenue	46	—	—	—	46
Gross loss	(35)	—	—	—	(35)

Operating expenses
Research and development	957	9	9,022	33	(8,065)
General and administrative	10,162	91	18,925	67	(8,763)
Advertising	44	—	180	1	(136)

Total operating expenses	11,163	100	28,127	100	(16,964)

Operating loss	(11,198)	—	(28,127)	—	16,929

Other (loss) income, net	(1,883)	—	1,223	—	(3,106)

Net loss	$(13,081)	—%	$(26,904)	—%	$13,823

Revenue

Six months ended June 30, 2024 vs. 2023. We recognized charging revenue during the first six months of 2024 of approximately $11 thousand from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. Prior to September 2023, the Company had never generated revenue.

Cost of revenue

Six months ended June 30, 2024 vs. 2023. We recognized cost of revenue during the first six months of 2024 of approximately $0.05 million. The cost of revenue represents energy costs and depreciation related to charging station services.

Gross loss

Six months ended June 30, 2024 vs. 2023. We recognized gross loss during the first six months of 2024 of approximately $0.04 million. Gross loss represents revenue less energy costs and depreciation related to charging station services.

Research and development

Six months ended June 30, 2024 vs. 2023. Research and development decreased $8.0 million from $9.0 million during the first six months of 2023 to $1.0 million in the first six months of 2024. During the third quarter of 2023, we paused development and production of our battery technologies to focus on development of our megawatt charging stations and utilized labor hours from research and development team in construction of our megawatt charging units. During the second quarter of 2024, we implemented cost savings measures that included reducing headcount in operations and ceasing initial development of future products.

General and administrative

Six months ended June 30, 2024 vs. 2023. General and administrative expenses decreased $8.7 million from $18.9 million during the first six months of 2023 to $10.2 million in the first six months of 2024. The reduction in general and administrative expense was primarily due to decreases in stock-based compensation and employee payroll and benefits, due to less vesting expense and a smaller team compared to the six months ended June 30, 2023 and partially offset by $0.8 million of severance expense. Additionally, we incurred less costs for corporate insurance and outside services, in connection with capital offerings in the first six months of 2024 in comparison to the first six months of 2023.

Other (loss) income, net

Six months ended June 30, 2024 vs. 2023. Other (loss) income, net decreased $3.1 million from other income, net of $1.2 million during the first six months of 2023 to other loss, net of $1.9 million during the first six months of 2024 primarily as a result of a $1.7 million write down of fixed assets held for sale and impairment of lease ROU assets and $0.3 million loss on disposal of assets. Additionally, during the six months ended June 30, 2023, the Company recognized a $2.1 million gain on the fair value of long-term debt and warrant liability, partially offset by $1.0 million of warrant expense. See Note 15 – Fair Value of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

As disclosed in Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the six months ended June 30, 2024, the Company incurred a net loss of approximately $13.1 million and had net cash used in operating activities of $8.1 million. On June 30, 2024, the Company had $4.6 million in cash and an accumulated deficit of approximately $272.7 million.

During the six months ended June 30, 2024, the Company raised approximately $10.7 million, net of offering costs and commissions, through its ATM. As of June 30, 2024, the Company received the maximum amount of capital available under the shelf registration and is currently unable to continue to raise capital with the ATM.

Because our working capital requirements depend upon numerous factors, there can be no assurance that our current cash resources will be sufficient to fund our operations. .  The Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements in this Form 10-Q are issued. Company management is addressing this risk by pursuing all available options for funding, including reducing expenses, selling assets and exploring strategic alternatives for its business. The Company cannot provide any assurance that it will be successful in implementing any strategic alternative, which may be subject to the satisfaction of conditions beyond the Company’s control.

The table below sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(8,118)	$(18,964)
Net cash (used in) provided by investing activities	(801)	179
Net cash provided by financing activities	10,672	19,139

Net cash used in operating activities. Net cash used in operating activities during the six months ended June 30, 2024 was $8.1 million. The use of cash resulted primarily from a net loss of $13.1 million, partially offset by employee stock-based compensation expense of $4.0 million, $1.7 million in impairment charges, and net changes in working capital.

Net cash used in operating activities during the six months ended June 30, 2023 was $18.9 million. The use of cash resulted primarily from a net loss of $26.9 million, offset by employee and non-employee stock-based compensation expense of $11.5 million, warrant expense of $1.0 million, net changes in working capital, and changes in the fair value of convertible debt and warrant liability.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2024 was $0.8 million. The cash used in investing activities was related to production of NxuOne™ charging station, and the purchase of other property and equipment, during the period.

Net cash provided by investing activities for the six months ended June 30, 2023 was $0.2 million. Cash provided by investing activities was related to purchases of property and equipment during the period, offset by proceeds of sales of certain assets.

Net cash provided by financing activities. Net cash provided by financing activities of $10.7 million during the six months ended June 30, 2024 primarily consisted of proceeds from stock issued under the ATM.

Net cash provided by financing activities of $19.1 million during the three months ended June 30, 2023, primarily consisted of proceeds from stock and convertible debt issuance offset by payments on convertible debt.

Off-balance sheet arrangements and contractual obligations

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements.

We have contractual lease obligations for our two properties with initial lease terms ending in the summer of 2025. The lease agreement for our warehouse facility in Mesa, Arizona includes one or more options to renew with renewal terms that can extend the lease term by five years or more. We added one equipment lease during the six months ended June 30, 2024, with a lease term ending in December 2025. This equipment lease was terminated subsequent to June 30, 2024, see Note 11 – Leases of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion. In addition, we have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 14 - Convertible Notes and Warrant Liability of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2024, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q.

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

No assurances can be provided that we will regain compliance with the minimum bid price requirement within the initial compliance period. We intend to request a second six month compliance period upon the expiration of the initial compliance period. If the Company’s Class A common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Class A common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s Class A common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

During the six-month period ended June 30, 2024, we incurred a net loss of $13.1 million and had net cash used in operating activities of $8.1 million. As of June 30, 2024, we had $4.6 million in cash and an accumulated deficit of $272.7 million. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, the Company cannot provide any assurance that access to capital will be readily available when needed. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2023 and 2022 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. See Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q and “—Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.

If we are unable to satisfy our capital requirements, we could be required to adopt one or more of the following alternatives: delaying the implementation of or revising certain aspects of our business strategy; reducing or delaying the development of our products; reducing or delaying capital spending, product development spending and marketing and promotional spending; entering into financing agreements on unattractive terms; significantly curtailing or discontinuing discontinue operations, or dissolve and liquidate our assets under the bankruptcy laws or otherwise.

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

There can be no assurance that our evaluation of strategic alternatives will enhance stockholder value or result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our evaluation of strategic alternatives may adversely impact our business, financial condition and results of operations.

On May 10, 2024, we announced our intention to evaluate strategic alternatives. There can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing strategic alternatives may involve significant resources and costs. In addition, the announced evaluation of strategic alternatives may cause or result in:

•	disruption of our business;
•	diversion of the attention of management;
•	increased stock price volatility;
•	increased costs and advisory fees; and
•	challenges in retaining key employees

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our financial condition and results of operations in future periods.

Our ability to complete a transaction, if our Board of Directors decides to pursue one, will depend on numerous factors, some of which are outside of our control. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Further, it is not certain what impact any potential transaction may have on our stock price, business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the SEC on April 1, 2024)

3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023)

3.3	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023)

3.4	Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed with the SEC on April 1, 2024)

3.5	Amendment No. 1 to the Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on July 24, 2024)

10.1+	Letter Agreement dated April 5, 2024 by and between the Company and Britt Ide (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 5, 2024)

10.2+	Letter Agreement dated April 5, 2024 by and between the Company and Caryn Nightengale (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 5, 2024)

10.3+	Letter Agreement dated April 5, 2024 by and between the Company and Jessica Billingsley (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 5, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxu, Inc.

Date: August 6, 2024	By:	/s/ Sarah Wyant
Sarah Wyant
Chief Financial Officer
(Principal Financial Officer)