Form 10-Q
period 2024-09-30
Nxu, Inc.
filed 2024-11-13
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 15,834,755 and 276,503 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash	$2,208	$2,846
Prepaid expenses and other current assets	841	999
Notes receivable from related party, net of allowance for doubtful accounts of $235 and $0, respectively	-	250
Total current assets	3,049	4,095

Property and equipment, net	1,922	3,865
Assets held for sale	717	-
Right-of-use assets, net	433	1,507
Investment in Lynx, net	2,025	3,000
Intangible assets, net	45	20
Other assets	249	772
Total assets	$8,440	$13,259

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,670	$3,371
Variable share settled restricted stock units	2,483	1,334
Current portion of operating lease liability	869	864
Other current liabilities	-	40
Total current liabilities	5,022	5,609

Lease liability, net of current portion	52	688
Convertible debt and warrant liability, at fair value	16	65
Other long-term liabilities	-	233
Total liabilities	5,090	6,595
Commitments and contingencies (Note 12)

Stockholders' Equity:

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 11,934,072 issued and outstanding as of September 30, 2024; 2,563,288 issued and outstanding as of December 31, 2023	1	—
Class B Common Stock, par value $0.0001; 1,000,000,000 authorized; 270,503 issued and outstanding at September 30, 2024; 243,503 issued and outstanding at December 31, 2023	—	—
Series A Convertible Preferred Stock, par value $0.0001; 5,000 shares authorized; 0 issued and outstanding at September 30, 2024; 1,000 issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	281,061	266,302
Accumulated deficit	(277,712)	(259,638)
Total stockholders' equity	3,350	6,664
Total liabilities and stockholders' equity	$8,440	$13,259

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$6	$117	$17	$117

Cost of revenue	6	1,013	13	1,013
Depreciation	20	1	59	1
Total cost of revenue	26	1,014	72	1,014
Gross loss	(20)	(897)	(55)	(897)

Operating expenses:
Research and development	-	3,018	957	12,040
General and administrative	3,042	8,208	13,204	27,133
Advertising	12	104	56	284

Total operating expenses	3,054	11,330	14,217	39,457

Operating loss	(3,074)	(12,227)	(14,272)	(40,354)

Other income (expense):
Interest income (expense)	—	(33)	72	(73)
Impairment of long-lived assets	—	—	(1,128)	—
Impairment of held for sale assets, net	(191)	—	(794)	—
Impairment of investment in Lynx	(975)	—	(975)	—
Loss on operating lease cancellation	(266)	—	(266)	—
(Loss) gain on sale or disposal of property and equipment	(531)	(80)	(847)	30
Warrant expense	—	—	—	(984)
Gain on convertible debt and warrant liability	—	1,903	49	4,007
Other income	45	—	88	33

Total other (loss) income, net	(1,918)	1,790	(3,801)	3,013

Net loss	$(4,992)	$(10,437)	$(18,073)	$(37,341)

Loss per share, basic and diluted	$(0.42)	$(31.88)	$(1.75)	$(160.60)

Weighted average number of common shares outstanding used in computing loss per share:	11,933,602	327,343	10,349,618	232,505

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2024
	Common Stock
	Class A		Class B			Additional	Accumulated
	Shares	Amount	Shares	Amount		Paid-in Capital	(Deficit)	Total
Balance at June 30, 2024	11,930,986	$1	261,503	$—	-	$280,370	$(272,719)	$7,652

Class B common stock issued	—	—	9,000	—		—	—	—
Stock-based compensation	—	—	—	—		691	—	691
Common stock issued under stock compensation plans	4,366	—	—	—		—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(1,280)	—	—	—		—	—	—
Net loss	—	—	—	—	-	—	(4,992)	(4,992)
Balance at September 30, 2024	11,934,072	$1	270,503	$—	-	$281,061	$(277,712)	$3,350

Nine Months Ended September 30, 2024
	Common Stock
	Class A		Class B		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2023	2,563,288	$—	243,503	$—	1,000	$—	$266,302	$(259,638)	$6,664

Class A common stock issued for cash under ATM	8,153,574	1	—	—	—	—	10,711	—	10,712
Class B common stock issued	—	—	27,000	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	1,000,000	—	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,048	—	4,048
Common stock issued under stock compensation plans	218,490	—	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(1,280)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,073)	(18,073)
Balance at September 30, 2024	11,934,072	$1	270,503	$—	—	$—	$281,061	$(277,712)	$3,350

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2023
	Common Stock
	Class A		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at June 30, 2023	254,499	$—	225,503	$—	$246,907	$(246,364)	$543

Class A common stock issued for cash	101,778	—	—	—	1,248	—	1,248
Class B common stock issued	—	—	9,000	—	—	—	—
Stock-based compensation	26,089	—	—	—	4,216	—	4,216
Exercise of warrants	6,700	—	—	—	120	—	120
Conversion of long term debt to equity	1,749	—	—	—	50	—	50
Net loss	—	—	—	—	—	(10,437)	(10,437)
Balance at September 30, 2023	390,815	$—	234,503	$—	$252,541	$(256,801)	$(4,260)

Nine Months Ended September 30, 2023
	Common Stock
	Class A		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2022	65,092	$—	207,503	$—	$210,412	$(219,460)	$(9,048)

Class A common stock issued for cash	157,092	—	—	—	6,168	—	6,168
Class B common stock issued	—	—	27,000	—	1	—	1
Stock-based compensation	26,089	—	—	—	15,541	—	15,541
Shares issued for services	973	—	—	—	106	—	106
Exercise of warrants	42,814	—	—	—	3,420	—	3,420
Exercise of stock options	520	—	—	—	547	—	547
Conversion of long term debt to equity	98,235	—	—	—	16,346	—	16,346
Net loss	—	—	—	—	—	(37,341)	(37,341)
Balance at September 30, 2023	390,815	$—	234,503	$—	$252,541	$(256,801)	$(4,260)

 See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,073)	$(37,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for estimated loss on note receivable due from related party	235	—
Depreciation and amortization	681	465
Employee stock-based compensation	5,130	15,675
Non-employee stock-based compensation	—	106
Non-cash warrant expense	—	984
Net change in operating lease assets and liabilities	(908)	(22)
Loss on operating lease cancellation	266	—
Loss on write-off of inventory	—	896
(Gain) loss on the sale or disposal of property and equipment	847	(30)
Loss on impairment of lease right-of-use assets and related improvements	1,128	—
Loss on impairment of assets held for sale, net	794	—
Loss on impairment of investment in Lynx	975	—
Gain on fair value of convertible debt and warrant liability	(49)	(4,007)
Changes in assets and liabilities:
Prepaid expenses and other current assets	158	243
Inventory	—	(797)
Other assets	523	(558)
Accounts payable and accrued liabilities	(1,702)	500
Other current liabilities	—	(117)
Other long-term liabilities	(233)	300
Net cash used in operating activities	(10,228)	(23,703)

Cash flows from investing activities:
Purchases of property and equipment	(1,615)	(1,571)
Proceeds from sale of property and equipment	546	559
Capitalized patent costs	(28)	—
Note receivable from related party	15	—
Payments on financing liability	—	(77)
Net cash used in investing activities	(1,082)	(1,089)

Cash flows from financing activities:
Proceeds from public offering, net of equity offering costs	—	18,595
Proceeds from ATM, net of offering costs	10,712	—
Proceeds from the issuance of convertible debt	—	7,330
Payments on convertible debt	—	(2,353)
Payments on financing liability	(40)	—
Proceeds from the exercise of stock options	—	547
Net cash provided by financing activities	10,672	24,119
Net decrease in cash	(638)	(673)
Cash, beginning of period	2,846	2,701
Cash, end of period	$2,208	$2,028

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Debt converted to equity	$—	$16,464
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,861	$—
Capital expenditures included in accounts payable and other accrued liabilities	$—	$196
Stock-based compensation expense capitalized to property and equipment	$—	$172

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

On October 23, 2024, NXU Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nxu (“Merger Sub I”), NXU Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”) and Verde Bioresins, Inc., a Delaware corporation (“Verde”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the first merger (the “First Merger”) and promptly following the First Merger, Verde shall merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Merger”), with Merger Sub II continuing as the surviving entity of the Second Merger. See Note 17 – Subsequent Events for additional information.

There can be no assurance that Nxu will be successful in effecting the Merger or any other transactions, or realizing any of the intended benefits, including obtaining a sufficient level of capital in the time frames needed to sustain or grow the business or on terms agreeable to it.

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

Correction of Immaterial Misclassification

Management identified an immaterial error in its previously reported stock-based compensation expense in the June 30, 2023 unaudited condensed consolidated financial statements. Correction of the error resulted in a decrease to stock-based compensation expense of $0.5 million for the three months ended September 30, 2023 and a $0.6 million decrease for the nine months ended September 30, 2023, respectively. The restatement had no effect on stockholders’ equity as of September 30, 2023 and had no other effect to the Company's condensed consolidated financial statements.

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

The Company has incurred recurring losses from operations and has not yet achieved profitability in its charging operations. During the nine-month period ended September 30, 2024, the Company incurred a net loss of $18.1 million and had net cash used in operating activities of $10.2 million. As of September 30, 2024, the Company had $2.2 million in cash and an accumulated deficit of $277.7 million. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statement issuance date.

Unforeseen circumstances could occur at any time within the next twelve months or thereafter that could increase the need for the Company to raise additional capital on an immediate basis. The Company cannot provide any assurance that access to capital will be readily available when needed.

Company management is addressing this risk by, among other things, entering into the Merger Agreement, pursuing all available options for funding, including seeking funding in the form of potential equity and/or debt financing arrangements or similar transactions, further reducing expenses, selling assets and exploring strategic alternatives for its business. The Company cannot provide any assurance that it will be successful in closing the Merger or implementing any strategic alternative or other such actions, which may be subject to the satisfaction of conditions beyond the Company’s control.

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

See Note 4 – Assets Held for Sale, Note 5 – Property and Equipment, and Note 11 – Leases for additional information on impairment losses recognized as of September 30, 2024.

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

In 2023, the Company began recognizing revenue from the delivery of electricity to customer electric vehicles using its NxuOne™ charging station. During the three and nine months ended September 30, 2024, the Company recognized $6 thousand and $17 thousand, respectively, of revenue related to retail charging services.

During the three and nine months ended September 30, 2024, the Company recognized no revenue from the delivery of battery systems and components. During each of the three and nine months ended September 30, 2023, the Company recognized $0.12 million from the delivery of battery systems and components.

4.	Assets Held for Sale

On June 28, 2024, the Company entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in its leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale were sold in an online public auction (the “Auction”) beginning on August 13, 2024. In connection with the Auction contract, the Company sold certain assets previously classified as held for sale for total cash proceeds of approximately $0.4 million, net of SVD commissions, and recorded a related loss on the disposal of assets sold at Auction of approximately $0.5 million. The Company continues to classify manufacturing equipment and certain other assets that were not sold at Auction, but that are available and marketed for sale, as held for sale.

Assets held for sale will no longer be used in the Company’s continuing operations. As of September 30, 2024, and in accordance with ASC 360, the Company compared the carrying amount of assets held for sale to their fair value, which is based on management’s advertised prices for those assets, less anticipated discounts and estimated costs to sell, and recorded additional impairment loss of approximately $0.2 million, net of recoveries.

The carrying amount of assets held for sale consist of the following (in thousands):

September 30, 2024

Tools and plant equipment	$1,511
Office equipment	0
Vehicles	0
Total carrying amount of assets held for sale	1,511
Less: Carrying amount in excess of fair value (less selling costs)	(794)
Fair value of assets held for sale	$717

The Company ceased recording depreciation expense related to assets held for sale as of June 30, 2024.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Charging station equipment	$1,206	$649
Leasehold improvements	108	151
Tools and plant equipment	—	2,715
Office equipment	—	318
Software	1,059	860
Vehicles	—	70
Total property and equipment excluding construction in progress	2,373	4,763
Less: Impairment of property and equipment	—	—
Less: Accumulated depreciation and amortization	(550)	(898)
Property and equipment excluding construction in progress, net	1,823	3,865
Charging station equipment and charging site construction in progress	99	—
Property and equipment, net	$1,922	$3,865

Depreciation and amortization expense was $0.16 million and $0.68 million for the three and nine months ended September 30, 2024, respectively of which $0.14 million and $0.62 million, respectively, was recorded to general and administrative expense, and $0.02 million and $0.06 million, respectively, was expensed to cost of revenue. Depreciation and amortization expense was $0.16 million and $0.46 million for the three and nine months ended September 30, 2023, respectively, the majority of which was recorded to general and administrative expense, and a nominal amount was capitalized to cost of revenue.

The Company recorded impairment charges for leasehold improvements classified as property and equipment of $0 and $43 thousand for the three and nine months ended September 30, 2024, respectively. See Note 11 – Leases for additional information.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Tax credit receivable	$488	$372
Prepaid insurance	24	302
Prepaid rent	43	98
Deferred offering costs	—	102
Prepaid legal fees and other prepaid expenses	286	125
Total prepaid expenses and other current assets	$841	$999

7.	Other Assets

As of September 30, 2024 and December 31, 2023, the entire balance of other assets consisted of security deposits.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Accounts payable	$839	$2,501
Accrued contract settlement, current portion	333	—
Accrued compensation and benefits	33	153
Other accrued liabilities	465	717
Total accounts payable and accrued liabilities	$1,670	$3,371

In December 2021, the Company entered into an agreement (the “Agreement”) with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. On October 27, 2023, the Parties agreed to a settlement whereby the Company has agreed to pay a termination fee of $0.70 million to QAD over a 21-month period, upon which the Company will be released from the contract. The Company accrued the remaining unpaid fee, entirely due within the next twelve months, of $0.33 million in accounts payable and accrued liabilities in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024.

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

As of September 30, 2024, total net operating loss carryforwards totaled approximately $74.4 million. The Company’s net operating loss carryforwards consist of approximately $16.6 million related to years prior to 2022, which will carryforward through 2037, and approximately $19.9 million and $23.5 million for fiscal years 2022 and 2023, respectively, which will carry forward indefinitely. The Company’s net operating loss carryforward of $14.3 million for the first nine months of fiscal year 2024 will also carry forward indefinitely.

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

The Company generated an income tax benefit of $0.9 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, resulting in a cumulative income tax benefit of $67.2 million. The Company has increased its valuation allowance for this deferred tax asset accordingly as the Company’s ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At September 30, 2024 and 2023, the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

10.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the three and nine months ended September 30, 2024 and 2023, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(4,992)	$(10,437)	$(18,073)	$(37,341)

Denominator:
Weighted-average shares of Class A common stock outstanding	11,933,602	327,343	10,349,618	232,505

Net loss per share, basic and diluted	$(0.42)	$(31.88)	$(1.75)	$(160.60)

11.	Leases

Real Estate Leases

As of September 30, 2024, the Company had operating leases for office space in Tempe, Arizona and warehouse space in Mesa, Arizona, which had initial terms of two years and five years, respectively. Both lease terms expire in 2025. In June 2024, the Company listed and began to actively market both leased properties for sublease.

Right-of-use assets related to these real estate leases are not considered held for sale; however, they are no longer being fully utilized for purposes of the Company’s continuing operations. As the nature and extent of the Company’s use of these leases changed in the second quarter of 2024, management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024.  As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their respective estimate of future undiscounted cash flows and recorded an impairment loss totaling $0 and $0.55 million for the three and nine months ended September 30, 2024, respectively.

Equipment Lease

As of June 30, 2024, the Company had an operating lease for equipment used primarily for battery manufacturing in its leased warehouse space in Mesa, Arizona. The lease had initial terms of two years and an original expiration date of December 2025. The nature and extent of the Company’s use of this lease changed in the second quarter of 2024, and thus management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024. As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their fair value, based on estimates of Auction sale proceeds, less costs of sell, and recorded an impairment loss totaling $0.54 million as of June 30, 2024.

On July 3, 2024, the Company executed an agreement to cancel its equipment lease contract and subsequently purchased all equipment held under the lease (“Equipment Purchase Agreement”) for a total purchase price of approximately $1.7 million. Upon cancelation of the equipment lease, the Company recorded a loss on lease cancelation of approximately $0.3 million for the three and nine months ended September 30, 2024.

Under the terms of the Equipment Purchase Agreement, title of all assets held under the equipment lease transferred to Nxu. Upon entering into the Equipment Purchase Agreement, the Company classified all assets acquired as held for sale and subsequently sold substantially all of those assets in the Auction held on August 13, 2024. See Note 4 – Assets Held for Sale for additional information related to the Company’s Auction results and assets classified as held for sale as of September 30, 2024.

12.	Commitments and Contingencies

Registration Rights

The holders of the Convertible Notes (as defined below) have registration rights that require the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement, as amended, that was signed in conjunction with the Convertible Notes.

Contingencies

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

13.	Stock-based Compensation and Common Stock

Stock-based Compensation

A summary of stock-based compensation expense recognized during the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Restricted stock units (classified as liabilities)	$404	$1,751	$1,190	$3,042
Restricted stock units (classified as equity)	-	758	(22)	1,037
Stock options	691	1,838	4,029	11,768
Total stock-based compensation	1,095	4,347	5,197	15,847
Stock-based compensation capitalized to property and equipment	—	(172)	(67)	(172)
Stock-based compensation, net of capitalized amount	$1,095	$4,175	$5,130	$15,675

As of September 30, 2024, the total unrecognized compensation related to outstanding stock option awards and restricted stock units (“RSUs”) was $2.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

During the three months ending March 31, 2023, the Company issued 573 shares of its Class A common stock to a vendor for services rendered and recognized $0.1 million of expense related to this issuance.

On October 31, 2023, the Company’s Board of Directors approved an amendment to certain existing stock-based compensation grant agreements to delay the vesting of service-based liability-classified RSU awards that would have vested between October and December 2023 to vest on January 31, 2024. The Board of Directors subsequently approved additional amendments in January, March and June 2024 to further delay the vesting of the same RSUs, including vests between January 2024 and December 2024, until January 2025.

In March and May 2024, the Company’s Board of Directors approved amendments to certain existing Independent Director grant agreements to delay the vesting of service-based liability-classified Director RSU awards that would have vested between March 31, 2024 and December 31, 2024 until January 31, 2025 (collectively with the amendments to stock-based compensation grants agreements discussed above, the “Amendments”).

As of the dates of the Amendments, the Company determined there was no incremental value of the awards in connection with the Amendments. Additionally, as all employees and Directors affected by the Amendments were still providing service as of the original vest dates, the Company determined it was probable they would meet the service requirements, and their awards would vest within the initial vesting period of the awards. Therefore, the Company recognized stock-based compensation expense at the fair value of the awards through the initial vesting dates. The amended awards will remain classified in liabilities in the consolidated balance sheets of the Company until they are settled in a variable number of shares.

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

Pursuant to the RSU Exchange Program, the Company granted 1,117,457 Exchange Options to employees, which were scheduled to vest in equal amounts on March 31, 2024 and June 30, 2024. The Exchange Options had an initial fair value of $0.7 million, which is equal to the fair value of the Exchanged RSUs at the Exchange Date, and as such no additional compensation cost was recorded as a result of the modification on the Exchange Date. Concurrently with the grant of the Exchange Options, the Company granted 553,236 additional stock options with a fair value of $0.3 million to employees, which were scheduled to vest in equal amounts on June 30, 2024 and September 30, 2024. Both the Exchange Options and the additional options are classified as equity awards. As of September 30, 2024, 628,776 Exchange Options and 69,808 additional stock options were vested with a fair valuing totaling approximately $0.4 million. As of September 30, 2024, a total of 972,109 Exchange Options and additional stock options were forfeited.

On October 23, 2024, the existing RSUs subject to the Amendments were further amended such that, following the signing of the Merger Agreement, the Company agreed to deliver such RSUs to the RSU holders in installments in such amounts as the Company determines may be delivered to such holders without jeopardizing the Company’s ability to continue as a going concern. See Note 17 – Subsequent Events for additional information.

On October 23, 2024, concurrently with the signing of the Merger Agreement, Nxu entered into a Board of Directors Agreement (collectively, the “Board of Directors Agreements”) with each of Jessica Billingsley and Britt Ide (each a “Non-Employee Director”), pursuant to which, among other things, each Non-Employee Director will be granted 591,715 RSUs under the Amended Incentive Plan (as defined below). See Note 17 – Subsequent Events for additional information.

Nxu Executives hold stock options under the Amended Incentive Plan and/or the Stock Option Plan of Atlis Motor Vehicles, Inc. Pursuant to compensation-related agreements entered into on October 23, 2024, Nxu Executives have agreed to forfeit all outstanding stock options, whether vested or unvested, for no consideration immediately prior to a change in control of the Company, provided the per share exercise price, as adjusted to reflect any changes in the Company’s capitalization between October 23, 2024 and the date on which a change in control of the Company occurs, remains in excess of the Company’s closing stock price on the trading day immediately preceding the date on which the change in control of the Company occurs.

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

At the 2024 Annual Meeting of Stockholders of the Company held on August 14, 2024 (the “2024 Annual Meeting”), the stockholders of the Company approved the amendment and restatement of the Nxu, Inc. 2023 Omnibus Incentive Plan (the “Amended Incentive Plan”). The primary purposes of the amendment and restatement are to (i) increase the number of shares of Class A common stock of the Company available for issuance under the Amended Incentive Plan by an additional 48,000,000 shares, and (ii) extend the last date on which awards can be made under the Amended Incentive Plan to August 13, 2034.

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

Except as otherwise required by applicable law, and the voting rights described below, shares of Class A common stock and Class B common stock have the same rights, privileges and powers, rank equally, share ratably and be identical in all respects and as to all matters. The voting, dividend, liquidation and other rights, powers and preferences of the holders of Class A common stock and Class B common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock of any series as may be designated by the Board of Directors of the Company upon any issuance of the preferred stock of any series.

In addition, at the effective time of the Reorganization Merger, (i) each outstanding option to purchase shares of Atlis Class A Common Stock (“Atlis Option”), whether vested or unvested, automatically converted into an option to purchase shares of Nxu Class A Common Stock (a “Nxu Option”) and (ii) each outstanding Atlis RSU (an “Atlis Restricted Share”), whether vested or unvested, automatically converted into an RSU of Nxu (a “Nxu RSU”). Each Nxu Option is subject to terms and conditions consistent with the Employee Stock Option Plan and the applicable Atlis Option award agreement as in effect immediately prior to the effective time. Each Nxu RSU is subject to terms and conditions consistent with the applicable Atlis RSU award agreement as in effect immediately prior to the effective time.

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

At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation as amended (the “Certificate of Incorporation”). In connection with such approval, on August 16, 2024, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware that amends Article V of the Certificate of Incorporation in its entirety in order to provide that the Company expressly elects to be governed by Section 242(d) of the Delaware General Corporation Law (“Section 242(d)”), which permits a corporation to increase or decrease the authorized number of shares of class of stock, or to reclassify by combining the issued shares of a class of capital stock into a lesser number of issued shares (that is, a reverse stock split) if, among other things, (a) the class of stock is listed on a national securities exchange and will meet the listing requirements of that exchange relating to the minimum number of holders immediately after the amendment becomes effective and (b) the votes cast “for” the amendment exceed the votes cast “against” the amendment at a meeting at which a quorum of the stockholders is present in person or by proxy. As a result, so long as the requirements of Section 242(d) are satisfied, increases or decreases to the number of shares of the Company’s Class A common stock, and reverse splits of the Company’s Class A common stock, may be approved by the votes cast standard described above. Broker non-votes, abstentions, and shares not present in person or by proxy at a stockholder meeting would have no effect on the outcome of whether these amendments are approved by stockholders.

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

In November 2023, the Company launched its ATM pursuant to its shelf registration on Form S-3 for sale from time to time of up to $75.0 million of Class A common stock. As of September 30, 2024, the Company has issued and sold approximately 9.1 million shares of its Class A common stock, resulting in $14.0 million of proceeds, net of commissions and offering costs.

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

The Company assessed its investment in Lynx determining that Lynx’s fair value had deteriorated due to its delay in vehicle production and related sales and its need to raise capital through discounted equity offerings to fund continuing operations. In accordance with ASC 321, Equity Investments, the Company performed a qualitative assessment of various impairment indicators, including proposed terms for a discounted private funding round, and concluded the investment in Lynx was impaired as of September 30, 2024. As a result, and since the impairment charge was both probable and reasonably estimable as of September 30, 2024, the Company recognized an estimated impairment loss equal to the difference between the fair value of the investment and its carrying amount. An impairment charge of $0.98 million was recorded within other (loss) income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the fourth quarter of fiscal 2024.

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note (“Note”) in the principal amount of $0.3 million to Lynx in exchange for $0.3 million in immediately available funds from the Company. The Note was originally due and payable by June 2024 and is presented in notes receivable from related party in the unaudited condensed consolidated balance sheets. Effective June 28, 2024, the Company and Lynx agreed to amend the terms of the Note, which was extended to be repaid over nine months at an annual interest rate of 8% (the “Amended Note”). Scheduled payments on the Amended Note included an upfront principal payment of $20,000, which was due and paid upon execution of the amendment, eight payments of $20,000 in principal and interest from July 2024 to February 2025, and a lump sum payment of the remaining principal and interest of approximately $0.08 million due no later than March 27, 2025. Pursuant to the Notice of Promissory Note Default; Demand (the “Notice of Default”) dated September 9, 2024, Lynx is in default on repayment of the Amended Note. As of the date of this Form 10-Q, the Company is engaged in further discussion with Lynx about the terms of the Amended Note, which is due immediately. Ongoing discussions contemplate Lynx’s offer to make payment on the note in shares of Lynx, rather than in cash funds. While management of the Company is actively participating in negotiations, the Company currently intends to pursue recovery of the note in full, including accrued interest, in cash; however, the Company has recognized an allowance for estimated losses of $0.2 million as of September 30, 2024.

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

Estimated activity related to the Company’s Convertible Notes during the six-month period ended September 30, 2024 were as follows (in thousands):

Nine Months Ended September 30, 2024

Balance at December 31, 2023	$10
Convertible Notes issued during the period	—
Conversions	—
Payments	—
Change in fair value measurement	—
Convertible Notes liability at September 30, 2024	$10

Warrant Liability

As discussed in previous sections of this Form 10-Q, the Company has issued warrants in connection with various capital raises. The following tables summarizes the Company’s warrants outstanding as of September 30, 2024 and December 31, 2023:

	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B	August 2023	GEM Warrants
December 31, 2023	1,543	3,587	6,281	33,605	62,223	2,270
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
September 30, 2024	1,543	3,587	6,281	33,605	62,223	2,270

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$2,250		$88.65
Purchase Agreement Amendment	1/5/2023	6/5/2023	$2,250		$87.38
Second Tranche	1/27/2023	7/30/2023	$2,250		$103.68
Series A	2/21/2023	No Reset	$—		N/A
Series B	2/21/2023	No Reset	$234	(1)	N/A
August 2023	8/11/2023	No Reset	$45	(2)	N/A
GEM Warrants	10/2/2023	No Reset	$26.54		N/A

(1)	Excludes 4,800 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants, as discussed below.

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

In connection with the August 2023 Offering, the Company amended existing Series B warrant agreements to authorize certain Investors to purchase 12,865 shares of the Company’s Class A common stock for no consideration. As of September 30, 2024, 8,065 of these Series B warrants were exercised. Series B warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period. As such, the change in the valuation of the liabilities related to the Series B warrant agreements are reflected in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024.

The First Tranche, Purchase Agreement Amendment tranche, Second Tranche, Series A, Series B, and August 2023 Warrants (together, the “Common Stock Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company records the Common Stock Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, and further discussed in Note 15 – Fair Value. Estimated activity related to the Company’s warrants during the six-month period ended September 30, 2024 were as follows (in thousands):

September 30, 2024

Balance at December 31, 2023	$55
Warrants issued during the period	—
Warrants exercised during the period	—
Change in fair value measurement	(49)
Warrant liability at September 30, 2024	$6

15.	Fair Value

The following table presents information about the Company’s liabilities that are measured at estimated fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands).

Description:	Level	September 30, 2024	December 31, 2023
Convertible Notes	3	$10	$10
Warrant liability	3	6	55
Convertible Notes and warrant liability, at fair value		$16	$65

Convertible Notes

The following table provides the estimated fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Convertible Notes fair value	$10	$10
Convertible Notes, contractual principal outstanding	10	10
Fair value less unpaid principal balance	$—	$—

As of September 30, 2024 and December 31, 2023, the Second Tranche of Convertible Notes was fully converted, and a nominal amount of the First Tranche was outstanding.

Warrant Liability

The following tables provide quantitative information regarding Level 3 fair value measurements for Common Stock Warrants as of September 30, 2024 and December 31, 2023.

	September 30, 2024
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

Severance and other benefits were provided to employees terminated in this action during the three months and nine months ended September 30, 2024, totaling $0.0 million and $0.8 million, respectively, with no future amounts accrued or expected to be paid. Additionally, the Company incurred costs for clean-up of the leased warehouse facility in Mesa, Arizona during the three and nine months ended September 30, 2024 of $0 and $0.02 million, respectively. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Management also assessed long-lived fixed assets and lease right-of-use assets held for use for indicators of impairment and recorded resulting losses during the three and nine months ended September 30, 2024. In connection with the Equipment Purchase Agreement, the Company recorded a loss on lease cancelation during the three months ended September 30, 2024, with no future amounts accrued or expected to be paid. In addition, the Company’s investment in Lynx was assessed for indicators of impairment and resulting losses were recorded during the three and nine months ended September 30, 2024. See Note 4 – Assets Held for Sale, Note 5 – Fixed Assets, Note 11 – Leases and Note 13 – Stock-based Compensation and Common Stock for information about the above actions.

The following table presents the effects of the above actions on the condensed consolidated statement of operations for the three months ended September 30, 2024 (in thousands):

	Employee Severance	Warehouse Clean Up	Impairment of Assets Held for Use and ROU Assets	Impairment of Assets Held for Sale, net of Recoveries	Impairment of Investment in Lynx	Loss on Sale of Held for Sale Assets	Loss on Equipment Lease Cancelation	Total

General and administrative	$0	$0	$0	$0	$0	$0	$0	$0
Total operating expenses	$0	$0	$0	$0	$0	$0	$0	$0

Total other loss (income), net	$0	$0	$0	$191	$975	$531	$266	$1,963

Total restructuring costs	$0	$0	$0	$191	$975	$531	$266	$1,963

The following table presents the effects of the above actions on the condensed consolidated statements operations for the nine months ended September 30, 2024 (in thousands):

	Employee Severance	Warehouse Clean Up	Impairment of Assets Held for Use and ROU Assets	Impairment of Assets Held for Sale, net of Recoveries	Impairment of Investment in Lynx	Loss on Sale of Held for Sale Assets	Loss on Equipment Lease Cancelation	Total

General and administrative	$799	$21	$0	$0	$0	$0	$0	$820
Total operating expenses	799	21	0	0		0	0	$820

Total other loss (income), net	$0	$0	$1,128	$794	$975	$531	$266	$3,694

Total restructuring costs	$799	$21	$1,128	$794	$975	$531	$266	$4,514

17.	Subsequent Events

Nasdaq Minimum Bid Price Exception Extension

On April 2, 2024, the Company received a notice from Nasdaq stating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Bid Price Requirement”). On October 1, 2024, we received a second notice from Nasdaq confirming that the Company is still not in compliance with the Bid Price Requirement as of September 30, 2024 and granting the Company an additional 180 days, or until March 31, 2025, to regain compliance.

Merger with Verde Bioresins, Inc.

On October 23, 2024, Nxu, MergerSub I, Merger Sub II and Verde entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the First Merger and promptly following the First Merger, Verde shall merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity of the Second Merger. The Boards of Directors of Nxu and Verde have both approved the Merger.

Subject to the terms and conditions of the Merger Agreement, (i) immediately prior to the effective time of the First Merger (the “Effective Time”), all outstanding convertible notes of Verde will be converted into shares of Verde common stock and all outstanding and unexercised Verde warrants will be exercised for shares of Verde common stock, and (ii) at the Effective Time, (a) each then-outstanding share of Verde common stock, other than any cancelled shares and dissenting shares, will be converted into the right to receive a number of shares of Nxu common stock, and (b) each then-outstanding and unexercised Verde option to purchase shares of Verde common stock, whether vested or unvested, will be assumed by Nxu and converted into an option to purchase a number of shares of Nxu common stock. The shares of Nxu common stock that will be issued to Verde stockholders and the number of shares of Nxu common stock underlying options that will be issuable to Verde option holders will be calculated using a formula in the Merger Agreement based on the enterprise value of each of Verde and Nxu. Verde has been ascribed an aggregate enterprise value of approximately $306.9 million, and Nxu’s aggregate enterprise value will be an amount equal to approximately $16.2 million less an amount equal to the excess of certain lease payments remaining unpaid at the closing of the Merger over Nxu’s cash balance at closing. Upon the closing of the Merger, assuming Nxu’s aggregate enterprise value is approximately $16.2 million, pre-Merger Verde stockholders will own approximately 95% of the combined company and pre-Merger Nxu stockholders will own approximately 5% of the combined company, in each case, on a fully-diluted and as-converted basis.

Consummation of the Merger, and the other transactions contemplated by the Merger Agreement, is subject to certain closing conditions, including, among other things, (i) approval by the requisite Nxu stockholders of the Nxu Proposals, (ii) approval by the requisite Verde stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (iii) Nasdaq’s approval of the listing of the shares of Nxu common stock to be issued in connection with the Merger, and (iv) the Registration Statement having become effective in accordance with the Securities Act and not being subject to any stop order or proceeding seeking a stop order. In addition, immediately prior to the Effective Time, (i) except for Jessica Billingsley, each current director of Nxu will resign from the Nxu Board; (ii) each current officer of Nxu will resign from his or her position with Nxu; and (iii) each current officer of Verde will resign from his or her position with Verde. Immediately following the Effective Time, (i) the Nxu Board will consist of seven members, six of whom will be appointed by Verde and one of whom will be appointed by Nxu; and (ii) the officers of Verde (as of immediately prior to the Effective Time) will be appointed to serve as officers of Nxu in identical positions. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the accuracy of the representations and warranties of the other party (subject to certain materiality standards) and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights, including, among others, (i) the mutual written consent of the parties, (ii) in the event that there is a breach by a party of any of its representations, warranties, covenants or agreements, which breach is not timely cured or curable, (iii) in the event that the Merger has not been consummated by March 31, 2025, (iv) in the event that the requisite approval of Nxu’s stockholders is not obtained upon a vote thereon (triggering Verde’s right to terminate), and (v) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable. In addition, upon termination of the Merger Agreement by Verde by written notice to Nxu or by Nxu due to Verde’s failure to receive the requisite approval of Verde’s stockholders within 10 business days after the effectiveness of the Registration Statement, Verde will be required to pay Nxu a termination fee of $1.0 million. Further, Nxu may terminate the Merger Agreement prior to receipt of the requisite approval of Nxu’s stockholders to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement), provided that Nxu has provided Verde with at least five business days’ notice prior to such termination.

As soon as practicable following the Merger, Nxu will be renamed “Verde Bioresins, Corp.”, or such other name mutually agreed to by Nxu and Verde and will cause its current ticker symbol “NXU” to be changed to “VRDE” upon Nasdaq’s approval of the listing application.

Stock-based Compensation Modifications

On October 23, 2024 (the “Modification Date”), concurrently with the signing of the Merger Agreement, the Company agreed to modify $2.3 million of stock-based compensation related to RSUs previously granted to certain employees of the Company, the vesting of which have been delayed as of September 30, 2024, previously recorded as liabilities in the condensed consolidated balance sheets (the “Equity Modification”). Following the signing of the Merger Agreement, Nxu will deliver such RSUs to RSU holders in installments in such amounts as Nxu determines may be delivered without jeopardizing Nxu’s ability to continue as a going concern. Such RSUs will be delivered until the earlier of (a) the date all RSUs subject to delayed vesting have been delivered to the RSU holder or (b) the date that is no later than five business days prior to the closing of the Merger (the “Cut-Off Date”). Any RSUs that have not been delivered to the RSU holder as of the Cut-Off Date will be forfeited for no consideration. No RSUs will be settled if such settlement would cause a person to be subject to excise taxes imposed by Section 4999 of the Code, unless at the Company and the individual’s request, Verde may consider permitting such RSUs to be settled upon receipt of satisfactory evidence that the individual has remitted to an escrow account the amount necessary to satisfy the Company’s tax withholding obligations under Section 4999 upon the closing of the transaction contemplated by the Merger Agreement. In connection with the Equity Modification, RSUs previously granted to employees of the Company with vest dates occurring after September 30, 2024 were canceled for no consideration.

On the Modification Date, the Company and current and former members of the Board of Directors also agreed to the modification of $0.2 million of stock-based compensation related to RSUs granted to independent directors of the Company and delayed as of September 30, 2024, previously recorded as liabilities in the condensed consolidated balance sheets. Following the signing of the Merger Agreement, Nxu will deliver RSUs to current and former independent directors that were granted as consideration for their prior service as members of the Board of Directors (the “Director Delayed RSUs”). Such Director Delayed RSUs shall be delivered in installments in such amounts as Nxu determines may be delivered to the current and former independent directors without jeopardizing Nxu’s ability to continue as a going concern. Such Director Delayed RSUs will be delivered until the earlier of (a) the date all Director Delayed RSUs have been delivered to the current or former independent director or (b) the Cut-Off Date. Any Director Delayed RSUs that have not been delivered as of the Cut-Off Date will be forfeited for no consideration.

Stock-based Compensation Granted to Non-Employee Directors

On October 23, 2024, concurrently with the signing of the Merger Agreement, Nxu entered into the Board of Directors Agreements with the Non-Employee Directors, pursuant to which each Non-Employee Director will receive a $15,000 per quarter cash stipend and each Non-Employee Director will be granted 591,715 RSUs under the Amended Incentive Plan. Such RSUs will vest as follows: (1) 147,928 RSUs are consideration for services rendered for the quarter ending September 30, 2024 and shall be immediately vested, (2) the remaining RSUs shall vest ratably at the end of each calendar quarter from December 31, 2024 until June 30, 2025, provided that the Non-Employee Director continues to serve on the Nxu Board on the applicable vesting date. Vesting of the RSUs granted to the Non-Employee Directors and quarterly Non-Employee Director stipend payments shall cease upon the closing of the Merger. The Board of Directors Agreements also amend outstanding equity awards as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding our ability to continue as a going concern; our ability to complete the Merger (as defined below) in a timely manner or at all and challenges to achieving strategic objectives, synergies and other anticipated benefits from the Merger; our belief that additional funding will be required in order to continue operations; our ability to obtain additional funding in the form of potential equity and/or debt financing arrangements or similar transactions; any plans to seek strategic alternatives for our business; expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

On October 23, 2024, NXU Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nxu (“Merger Sub I”), NXU Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”) and Verde Bioresins, Inc., a Delaware corporation (“Verde”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the first merger (the “First Merger”) and promptly following the First Merger, Verde shall merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Merger”), with Merger Sub II continuing as the surviving entity of the Second Merger. See Note 17 – Subsequent Events for additional information.

Nxu is an early-stage company and as such, has incurred losses from operations and has had negative cash flows from operating activities since our inception.

In light of our liquidity position and anticipated future funding requirements, we continue to pursue all available options for funding including seeking funding in the form of potential equity and/or debt financing arrangements or similar transactions, further reducing expenses, and selling assets. Even if we are successful in implementing the Merger or other strategic alternative, we will continue to require additional funding. The Company cannot provide any assurance that access to capital will be readily available when needed or that it will be successful in implementing the Merger or other strategic alternative, which is subject to the satisfaction of conditions beyond the Company’s control. If we are unable to complete the Merger or other strategic transaction in a timely manner, we could be required to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

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

Our operations have been financed primarily through net proceeds from the sale of securities. During the nine months ended September 30, 2024, we raised approximately $10.7 million net, after expenses, through our “At-The-Market” equity offering (“ATM”).

On May 10, 2024, we announced our intention to evaluate strategic alternatives, with the Strategic Planning Committee of our Board of Directors (the “Strategic Planning Committee”) leading such evaluation with outside assistance from advisors. At the time of announcement, the Strategic Planning Committee had identified targets for a business combination intended to position the newly combined company for sustainable long-term value creation with a strengthened financial profile. On October 23, 2024, we entered into the Merger Agreement with Verde. There can be no assurance that we will be successful in effecting the Merger or any other transactions or realizing any of the intended benefits, including obtaining a sufficient level of capital through this or other channels in the time frames needed to sustain or grow the business or on terms agreeable to us. As we focus on a Merger with Verde, we remain focused on reducing costs to maximize the strength of our balance sheet, reducing our use of cash, and continuing to evaluate all feasible paths to raising capital to fund operations through the date of a merger closing.

Segment Information

We evaluated segment reporting in accordance with Accounting Standards Codification 280 – Segment Reporting and concluded that Nxu is comprised of one operating segment. We report segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Revenue and Profitability

Focus on Megawatt Charging

During the three and nine months ended September 30, 2024, we generated revenue from the operation of our NxuOne™ megawatt charging station delivering electricity to consumer and commercial customer electric vehicles in Mesa, Arizona. We expect to continue to generate revenue from charging customer vehicles. Sales of electricity to consumer and commercial customers for electric vehicle charging generated losses during the three and nine months ended September 30, 2024, primarily as a result of discounted prices offered to customers near the beginning of the year to generate customer interest and encourage high charging station utilization, and due to the cost of depreciation. In the future, our goal is to continue to drive customer interest while focusing on increasing opportunities for profitability through utilization of our NxuOne™ charging station network, competitive pricing, and deployment of additional NxuOne™ charging stations.

For the year ended December 31, 2023, we generated revenue totaling approximately $0.5 million through the sale of battery systems and components. We have not continued to generate revenue from the production and sale of battery systems and components.

Other Investing Activities and Opportunities

On June 28, 2024, we entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in our leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale were sold in an online public auction (the “Auction”) held on August 13, 2024. In connection with the Auction contract, the Company sold certain assets previously classified as held for sale for total cash proceeds of approximately $0.4 million, net of SVD commissions, and recorded a related loss on the disposal of assets sold at Auction of approximately $0.5 million. The Company continues to classify manufacturing equipment and certain other assets that were not sold at Auction, but that are available and marketed for sale, as held for sale assets. See Note 4 – Assets Held for Sale of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for additional information related to the Company’s Auction results.

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

During the three months ended June 30, 2024, we paused production of our NxuOne™ charging station and reduced our headcount across Product, Engineering, Manufacturing, and General & Administrative functions in an effort to reduce costs. In addition, we consolidated and streamlined product plans and processes within our remaining functions, with a focus on lessening our reliance on outside vendors. The resulting cost savings we gained allowed us to shift our focus toward evaluating and pursuing strategic alternatives.

Results of Operations

Three Months ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table sets forth certain statement of operations data for the three-month periods ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	% of Total operating expenses	2023	% of Total operating expenses	Change

Revenue	$6	—%	$117	1%	$(111)

Cost of revenue	6	-	1,013	9	(1,007)
Depreciation	20	1	1	0	19
Total cost of revenue	26	1	1,014	9	(988)
Gross loss	(20)	(1)	(897)	(8)	877

Operating expenses
Research and development	-	-	3,018	27	(3,018)
General and administrative	3,042	100	8,208	72	(5,166)
Advertising	12	—	104	1	(92)

Total operating expenses	3,054	100	11,330	100	(8,276)

Operating loss	(3,074)	—	(12,227)	—	9,153

Other (loss) income, net	(1,918)	—	1,790	—	(3,708)

Net loss	$(4,992)	—%	$(10,437)	—%	$5,445

Revenue

Three months ended September 30, 2024 vs. 2023. We recognized charging revenue during the third quarter of 2024 of approximately $6 thousand from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. No battery revenue was recognized during the third quarter of 2024. We launched our first megawatt charging station in September 2023, and we recognized charging revenue during the third quarter of 2023 of less than $1 thousand. Prior to September 2023, the Company had never generated revenue.

We recognized battery revenue during the three months ended September 30, 2023 of approximately $0.12 million primarily from partial delivery of battery system and components recognized upon partial satisfaction of a customer contract. During the third quarter of 2023, we paused battery production and battery-related research and development.

Cost of revenue

Three months ended September 30, 2024 vs. 2023. We recognized cost of revenue for the three months ended September 30, 2024 of approximately $0.03 million. The cost of revenue represents energy costs and depreciation related to charging station services.

We recognized cost of revenue for the three months ended September 30, 2023 of approximately $1.0 million primarily related to the cost of battery systems and components sales including costs to acquire the components for sale to the customer and adjustments to reflect inventory at the lower of cost or net realizable value. We wrote-off approximately $0.90 million of inventory to cost of goods sold during the three months ended September 30, 2023 when we determined we would no longer be able to complete the remaining work in process related to a customer contract for battery systems and components.

Gross loss

Three months ended September 30, 2024 vs. 2023. Gross loss decreased $0.88 million from $0.9 million during the third quarter of 2023 to $0.02 million during the third quarter of 2024 as we paused battery system and component sales and continued charging services. Gross loss represents revenue less energy costs and depreciation related to charging station services.

Research and development

Three months ended September 30, 2024 vs. 2023. Research and development decreased $3.0 million from $3.0 million during the third quarter of 2023 to $0 in the third quarter of 2024 as we paused development and production of our battery technologies and megawatt charging stations and additionally initiated cost saving measures, including reducing headcount in operations and ceasing initial development of future products.

General and administrative

Three months ended September 30, 2024 vs. 2023. General and administrative expenses decreased $5.2 million from $8.2 million during the third quarter of 2023 to $3.0 million in the third quarter of 2024. The reduction in general and administrative expense was primarily due to decreases in stock-based compensation and other payroll costs of approximately $2.7 million and $0.9 million, respectively, due to less vesting expense and a smaller team compared to the three months ended September 30, 2023. The reduction in general and administrative expense also resulted from a decrease in corporate insurance expense of approximately $0.5 million and in legal and other outside services expense of approximately $0.08 million as compared to the three months ended September 30, 2023. Additional tax credits received as well as agreements to settle unpaid balances for less than the original expense recorded further decreased expenses by approximately $0.2 million for the three months ended September 30, 2024. These were offset by an increase in bad debt expense of $0.2 million for the three months ended September 30, 2024.

Other (loss) income, net

Three months ended September 30, 2024 vs. 2023. Other (loss) income, net decreased by $3.7 million from income of $1.8 million during the third quarter of 2023 to a loss of $1.9 million during the third quarter of 2024. The net loss recorded for the three months ended September 30, 2024 was primarily as a result of an impairment of the Company’s investment in Lynx of $0.98 million, a loss on operating lease cancellation of $0.3 million, additional impairment of held for sale assets of $0.2 million, net of recoveries, and $0.5 million loss on disposal of assets. The other income recorded for the three months ended September 30, 2023 related primarily to an estimated gain on the fair value of convertible debt and warrant liabilities. See Note 4 – Assets Held for Sale, Note 5 – Property and Equipment , and Note 11 – Leases of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

Nine Months ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth certain statement of operations data for the nine-month periods ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	% of Total operating expenses	2023	% of Total operating expenses	Change

Revenue	$17	—%	$117	0%	$(100)

Cost of revenue	13	—	1,013	3	(1,000)
Depreciation	59	—	1	0	58
Total cost of revenue	72	—	1,014	3	(942)
Gross loss	(55)	—	(897)	(2)	842

Operating expenses
Research and development	957	7	12,040	30	(11,083)
General and administrative	13,204	93	27,133	69	(13,929)
Advertising	56	—	284	1	(228)

Total operating expenses	14,217	100	39,457	100	(25,240)

Operating loss	(14,272)	—	(40,354)	—	26,082

Other (loss) income, net	(3,801)	—	3,013	—	(6,814)

Net loss	$(18,073)	—%	$(37,341)	—%	$19,268

Revenue

Nine months ended September 30, 2024 vs. 2023. We recognized charging revenue during the first nine months of 2024 of approximately $17 thousand from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. No battery revenue was recognized during the first nine months of 2024. Prior to September 2023, the Company had never generated revenue.

We recognized battery revenue during the nine months ended September 30, 2023 of approximately $0.12 million primarily from partial delivery of battery system and components recognized upon partial satisfaction of a customer contract. During the third quarter of 2023, we paused battery production and battery-related research and development

Cost of revenue

Nine months ended September 30, 2024 vs. 2023. We recognized cost of revenue during the nine months ended September 30, 2024 of approximately $0.07 million. The cost of revenue represents energy costs and depreciation related to charging station services.

We recognized cost of revenue for the nine months ended September 30, 2023 of approximately $1.0 million related to the cost of battery systems and components sales including costs to acquire the components for sale to the customer and adjustments to reflect inventory at the lower of cost or net realizable value.

Gross loss

Nine months ended September 30, 2024 vs. 2023. Gross loss decreased $0.84 million from $0.9 million during the first nine months of 2023 to $0.06 million in the first nine months of 2024 as we paused battery system and component sales and continued charging services. Gross loss represents revenue less energy costs and depreciation related to charging station services.

Research and development

Nine months ended September 30, 2024 vs. 2023. Research and development decreased $11.1 million from $12.0 million during the first nine months of 2023 to $0.9 million in the first nine months of 2024. During the third quarter of 2023, we paused development and production of our battery technologies to focus on development of our megawatt charging stations and utilized labor hours from research and development team in construction of our megawatt charging units. During the second quarter of 2024, we implemented cost savings measures that included reducing headcount in operations and ceasing initial development of future products. Additional tax credits received as well as agreements to settle unpaid balances for less than the original expense recorded further decreased research and development expenses for the nine months ended September 30, 2024.

General and administrative

Nine months ended September 30, 2024 vs. 2023. General and administrative expenses decreased $13.9 million from $27.1 million during the first nine months of 2023 to $13.2 million in the first nine months of 2024. The reduction in general and administrative expense was primarily due to decreases in stock-based compensation and employee payroll and benefits of approximately $10.1 million, due to less vesting expense and a smaller team compared to the nine months ended September 30, 2023. Additionally, costs for corporate insurance decreased by approximately $1.8 million and legal and other outside services decreased by approximately $2.5 million, as we incurred fewer costs in connection with capital offerings in the first nine months of 2024 in comparison to the first nine months of 2023. These were partially offset by an increased in rent expense of $0.7 million in the first nine months of 2024 in comparison to the first nine months of 2023 due to a new equipment lease and an increase in bad debt expense of $0.2 million in the first nine months of 2024 in comparison to the first nine months of 2023.

Other (loss) income, net

Nine months ended September 30, 2024 vs. 2023. Other (loss) income, net decreased $6.8 million from other income, net of $3.0 million during the first nine months of 2023 to other loss, net of $3.8 million during the first nine months of 2024 primarily as a result of a $1.9 million write down of fixed assets held for sale and impairment of lease right-of-use assets, impairment of the Company’s investment in Lynx of $0.98 million, $0.3 million loss on lease cancellation and $0.8 million loss on disposal of assets. Additionally, during the nine months ended September 30, 2023, the Company recognized a $4.0 million gain on the fair value of long-term debt and warrant liability, partially offset by $1.0 million of warrant expense. See Note 15 – Fair Value of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

Liquidity and Capital Resources

As disclosed in Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the nine months ended September 30, 2024, the Company incurred a net loss of approximately $18.1 million and had net cash used in operating activities of $10.2 million. On September 30, 2024, the Company had $2.2 million in cash and an accumulated deficit of approximately $277.7 million.

During the nine months ended September 30, 2024, the Company raised approximately $10.7 million, net of offering costs and commissions, through its ATM. As of September 30, 2024, the Company received the maximum amount of capital available under the shelf registration and is currently unable to continue to raise capital with the ATM.

Because our working capital requirements depend upon numerous factors, there can be no assurance that our current cash resources will be sufficient to fund our operations. The Company cannot provide any assurance that access to capital will be readily available when needed.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements in this Form 10-Q are issued. Company management is addressing this risk by, among other things, entering into the Merger Agreement, pursuing all available options for funding, including seeking funding in the form of potential equity and/or debt financing arrangements or similar transactions, reducing expenses, and selling assets. The Company cannot provide any assurance that it will be successful in closing the Merger with Verde or implementing such other actions, which may be subject to the satisfaction of conditions beyond the Company’s control.

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(10,228)	$(23,703)
Net cash used in investing activities	(1,082)	(1,089)
Net cash provided by financing activities	10,672	24,119

Net cash used in operating activities. Net cash used in operating activities during the nine months ended September 30, 2024 was $10.2 million. The use of cash resulted primarily from a net loss of $18.1 million, partially offset by employee stock-based compensation expense of $5.1 million, $2.9 million in impairment charges, $0.8 million loss on the sale or disposal of property and equipment, $0.3 million loss on operating lease cancelation, and net changes in working capital.

Net cash used in operating activities during the nine months ended September 30, 2023 was $23.7 million. The use of cash resulted primarily from a net loss of $37.3 million, offset by employee and non-employee stock-based compensation expense of $15.7 million, warrant expense of $1.0 million, net changes in working capital, and changes in the fair value of convertible debt and warrant liability.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2024 was $1.1 million. The cash used in investing activities was related to production of NxuOne™ charging station, and the purchase of other property and equipment, during the period.

Net cash used in investing activities for the nine months ended September 30, 2023 was $1.1 million. Cash used in investing activities was related to purchases of property and equipment during the period, partially offset by proceeds of sales of certain assets.

Net cash provided by financing activities. Net cash provided by financing activities of $10.7 million during the nine months ended September 30, 2024 primarily consisted of proceeds from stock issued under the ATM.

Net cash provided by financing activities of $24.1 million during the nine months ended September 30, 2023 primarily consisted of proceeds from stock and convertible debt issuance, partially offset by payments on convertible debt.

Off-balance sheet arrangements and contractual obligations

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

We have contractual lease obligations for our two properties with initial lease terms ending in the summer of 2025. The lease agreement for our warehouse facility in Mesa, Arizona includes one or more options to renew with renewal terms that can extend the lease term by five years or more. We added one equipment lease during the nine months ended September 30, 2024, with a lease term ending in December 2025. This equipment lease was canceled during the three months ended September 30, 2024, see Note 11 – Leases of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion. In addition, we have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance. See Note 14 - Convertible Notes and Warrant Liability of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2024, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 2, 2024, we received a notice from Nasdaq stating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Bid Price Requirement”). On October 1, 2024, we received a second notice from Nasdaq confirming that the Company is still not in compliance with the Bid Price Requirement as of September 30, 2024 and granting the Company an additional 180 days, or until March 31, 2025, to regain compliance.

On September 4, 2024, the Company received a notice from Nasdaq notifying the Company that, due to Caryn Nightengale not standing for re-election as a director of the Company at the Company’s 2024 annual meeting of stockholders held on August 14, 2024 (the “Annual Meeting”), the Company was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605 (the “Audit Committee Requirements”). The Company intends to appoint an additional independent director to the Board of Directors and the Audit Committee as soon as practicable and prior to the earlier of the Company’s next annual meeting of stockholders or August 14, 2025, or, if the Company’s next annual meeting of stockholders is held before February 10, 2025, by February 10, 2025.

No assurances can be provided that we will regain compliance with the minimum bid price requirement or the audit committee requirement within the required compliance periods. If the Company’s Class A common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Class A common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s Class A common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. Accordingly, our financial condition raises substantial doubt regarding our ability to continue as a going concern.

During the nine-month period ended September 30, 2024, we incurred a net loss of $18.1 million and had net cash used in operating activities of $10.2 million. As of September 30, 2024, we had $2.2 million in cash and an accumulated deficit of $277.7 million. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. Additionally, the Company cannot provide any assurance that access to capital will be readily available when needed. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are issued. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2023 and 2022 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. See Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q and “—Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.

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

The following risk factor does not take into account the proposed Merger and assumes that the Company remains a stand-alone company except as otherwise noted.

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

Our ability to complete a transaction, will depend on numerous factors, some of which are outside of our control. A merger of independent businesses is complex, costly and time-consuming. To consummate a merger, we may incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Mergers also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time of a transaction.

Even if a merger transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Further, it is not certain what impact any potential transaction may have on our stock price, our current stockholders’ percentage ownership, business, financial condition, and results of operations.

Risks Related to the Pending Merger with Verde

The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

On October 23, 2024, the Company entered into the Merger Agreement with Merger Sub I, Merger Sub II and Verde, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the First Merger, and promptly following the First Merger, Verde shall merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity of the Second Merger. The Merger Agreement is subject to customary closing conditions.

We cannot predict whether and when the conditions to the Merger will be satisfied, including but not limited to the requirement that our stockholders approve the issuance of adequate shares to complete the Merger and effect a change of control pursuant to certain approval requirements of the Nasdaq Capital Market as well as approval of certain other proposals to be submitted to our stockholders. If one or more of these conditions are not satisfied, and as a result, we do not complete the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, clients, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Merger.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Verde’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Merger. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results and financial condition.

The price of our Class A common stock may also fluctuate significantly based on announcements by Verde, other third parties, or us regarding the Merger or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our share price to fluctuate or decline.

If we do not consummate the Merger, the price of our Class A common stock may decline significantly from the current market price, which may reflect a market assumption that the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our Class A common stock.

If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to the Company’s stockholders will depend heavily on the costs and timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give no assurance.

The Merger will involve substantial costs and will require substantial management resources.

In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filing with the SEC and notices and other transaction-related costs, fees and expenses. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.

Stockholder litigation could prevent or delay the consummation of the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers.

Furthermore, one of the conditions to the consummation of the Merger is the absence of any governmental order or law preventing the consummation of the Merger or making the consummation of the Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Another attractive strategic transaction may not be available if the Merger is not completed.

If the Merger is not completed and is terminated, there can be no assurance that the Company will be able to find a party willing to pay equivalent or more attractive consideration than the consideration to be provided under the Merger or be willing to proceed at all with a similar transaction or any alternative transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of October 23, 2024, by and among Nxu, Inc., Nxu Merger Sub, Inc., Nxu Merger Sub, LLC and Verde Bioresins, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

3.1	Certificate of Incorporation of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the SEC on April 1, 2024)

3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 27, 2023)

3.3	Certificate of Amendment of Certificate of Incorporation of Nxu, Inc., dated August 16, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on August 16, 2024)

3.4	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 27, 2023)

3.5*

Certificate of Designations of Series B Preferred Stock of Nxu, Inc., dated August 16, 2024 (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-4 filed with the SEC on November 12, 2024)

3.6	Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed with the SEC on April 1, 2024)

3.7	Amendment No. 1 to the Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 24, 2024)

10.1+	Nxu, Inc. Amended and Restated 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on August 16, 2024)

10.2	Form of Nxu Support Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.3	Form of Verde Support Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.5

Voting Agreement and Irrevocable Proxy, dated as of October 23, 2024, by and between Nxu, Inc. and Mark Hanchett (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.6+

Form of Amendment to Employment Agreement, by and between Nxu, Inc. and each of Mark Hanchett and Annie Pratt (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.7+

Executive Employment Agreement, dated as of October 23, 2024, by and between Nxu, Inc. and Sarah Wyant (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.8+

Form of Board of Directors Agreement, by and between Nxu, Inc. and each of Jessica Billingsley and Britt Ide (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.9+	Amendment to Restricted Stock Award Agreement, dated as of October 23, 2024, by and between Nxu, Inc. and Caryn Nightengale (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on October 24, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxu, Inc.

Date: November 12, 2024	By:	/s/ Sarah Wyant
Sarah Wyant
Chief Financial Officer
(Principal Financial Officer)