Form 10-K
period 2024-12-31
Nxu, Inc.
filed 2025-03-17
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock , par value $0.0001, of the registrant held by non-affiliates was $4.4 million based on the closing price of the common stock of $0.3678 as quoted on the NASDAQ on such date.

As of March 13, 2025, there were 43,970,763 and 279,504 shares of the Registrant’s Class A common stock and Class B common stock, par value $0.0001 per share, outstanding, respectively.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2025 Annual Meeting, expected to be filed within 120 days of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NXU, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. In particular, statements regarding our ability to continue as a going concern; our ability to complete the Merger (as defined below) in a timely manner or at all and challenges to achieving strategic objectives, synergies and other anticipated benefits from the Merger; our belief that additional funding will be required in order to continue operations; our ability to obtain additional funding in the form of potential equity and/or debt financing arrangements or similar transactions; any plans to seek strategic alternatives for our business;  expectations and opportunities; industry trends; new product expectations and capabilities; and our outlook regarding our performance and growth are forward-looking statements. This Form 10-K may also contain forward-looking statements regarding future results of operations and financial position, manufacturing capabilities and facilities, business strategy, plans, goals and objectives for future operations.

There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. Forward-looking statements by their nature address matters that are, to different degrees, uncertain and involve significant risks, many of which are beyond our control, and actual results may differ materially. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors”, Item 3, “Legal Proceedings”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.         Business

Overview

Nxu, Inc. (“Nxu,” the “Company” or “we”) is a US-based technology company focused on leveraging its intellectual property and innovations to support energy storage and charging solutions for the infrastructure needed to power an electrified future. Nxu historically focused on building megawatt (“MW”) charging stations and developing innovative battery cells and battery packs for use in advanced energy storage systems, and mobility products.

Our NxuOne™ charging technology provides repeatable, consistent power delivery, designed to meet the needs of today’s electric vehicles as well as those developed in the future. We believe the NxuOne™ is one of the highest powered charging technologies currently on the market and is expandable to meet the megawatt power needs of tomorrow’s vehicles.

Nxu was incorporated in Delaware in 2016 as Atlis Motor Vehicles Inc. (“Atlis”). Since its incorporation, Nxu has been primarily focused on research and development. The business strategy, intellectual property, and initial truck design were created by the founding team. In March 2018, Nxu launched its first Regulation CF campaign to fund further development of the battery technology and the concept designs of the Nxu Platform and Nxu Truck. In October 2018, Nxu completed a proof-of-concept prototype battery pack that demonstrated a full charge in less than 15 minutes. In 2019, Nxu completed a proof-of-concept prototype of the Nxu Platform. A second Regulation CF campaign in December 2019 allowed Nxu to move out of Chief Executive Officer Mark Hanchett’s garage and into Nxu’s first production facility and hire additional engineers to finalize design of the Nxu battery cell, Nxu Platform, and Nxu Truck. In August 2020, Nxu launched a successful Regulation A+ campaign which funded facility expansion and continued growth of Nxu technical development teams. In September 2021, Nxu launched a Regulation CF campaign to continue scaling Nxu battery cell development. In early 2022, Nxu launched its final Regulation A+ campaign which not only funded Nxu’s operations throughout that year but also provided a foundation upon which Nxu could become a public company. On September 27, 2022, Nxu became a publicly listed company trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker “AMV”.

Nxu began production and delivery of charging hardware and software products in 2023. From its founding in 2016, Nxu built multiple prototypes and proof-of-concepts of electric vehicle (“EV”) systems, battery technologies, charging systems, and supporting software solutions. As part of its research and development efforts, Nxu began manufacturing pilots of battery technology in its facility in Mesa, Arizona in 2022. Nxu has built a robust intellectual property portfolio, which, as the date of this report, includes five issued patents and 37 pending patent applications across battery, charging, and vehicle technology. Our issued patents are effective through dates between July 2031 and July 2034. For all other patents, the rights and duration are pending grant of the patent by the U.S. Patent and Trademark Office.

On May 12, 2023, Atlis, the predecessor company, completed a reorganization merger pursuant to an agreement and plan of merger, dated as of April 16, 2023 (the “Reorganization Agreement”), by and among Atlis, Nxu and Atlis Merger Sub, Inc., a Delaware corporation and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Nxu (“Atlis Merger Sub”). The Reorganization Agreement provided for the merger of Atlis and Atlis Merger Sub, with Atlis surviving the merger as a wholly owned subsidiary of Nxu (the “Reorganization Merger”). Following the closing of the Reorganization Merger, Nxu’s Class A common stock commenced trading on Nasdaq under the ticker “NXU”.

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

On February 11, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). During the Special Meeting, Nxu’s stockholders voted to approve, among other things, (i) the issuance of shares of Nxu’s common stock, which will represent more than 20% of the shares of Nxu’s common stock outstanding immediately prior to the consummation of the Merger, to Verde’s stockholders, pursuant to the terms of the Merger Agreement, and (ii) the change of control of the Company resulting from the Merger, pursuant to Nasdaq Listing Rules 5635(a) and 5635(b).

Nxu is an early-stage company and, as such, has incurred losses from operations and has had negative cash flows from operating activities since its inception.

In light of our liquidity position and anticipated future funding requirements, we continue to pursue all available options for funding including seeking funding in the form of potential equity and/or debt financing arrangements or similar transactions, further reducing expenses, and selling assets. Even if we are successful in implementing the Merger or other strategic alternative, we will continue to require additional funding. Nxu cannot provide any assurance that access to capital will be readily available when needed or that it will be successful in implementing the Merger or other strategic alternative, which is subject to the satisfaction of conditions beyond Nxu’s control. If Nxu is unable to complete the Merger or other strategic transaction in a timely manner, Nxu could be required to dissolve and liquidate our assets under the bankruptcy laws or otherwise.

NxuOne™ Charging System

Our proprietary NxuOne™ charging system is intended to be capable of delivering up to 4.5MWs of continuous power, deployable as a standalone charging station or as a drop-in direct-grid connection solution. The NxuOne™ is intended to be a proprietary charging solution aimed at providing charging capabilities to EVs utilizing North American Charging Standard and Combined Charging System 2.0. The NxuOne™ charging systems can accommodate direct current inputs from energy storage systems, reducing the complex and expensive utility integration and equipment cost necessary to provide consistent and repeatable MW+ power to charging sites.

Nxu currently generates revenue by providing kilowatt (“kW”) hour (“kWh”) of energy to consumer and commercial customers through its NxuOne™ charging system. Nxu first deployed a pilot vehicle charging location in Mesa, Arizona in September 2023.

Competition

The EV charging market is a competitive market with highly capitalized and established players. Current competition in the market provides a wide range of charging systems with inconsistent power delivery and are susceptible to utility infrastructure restrictions to ensure their customers get a consistent repeatable experience. Current competitors are focused on deployments of charging and infrastructure in high daily traffic consumer locations. Currently, there is an insufficient number of charging systems deployed for commercial customers and there is a significant gap in charging systems focused on vehicles which may be towing trailers. A vast majority of locations are focused on pull in and park, with power sharing across vehicles currently connected.

Nxu has developed what we believe is the world’s most powerful charging system. Our first generation product delivers up to 750MWs of power, maximizing charging capabilities of any current and expected electric mobility vehicles to reach customers over the next several years. The NxuOne™ charging system is capable of scaling up to 4.5MWs per pedestal. When combined with energy storage, the NxuOne™ can provide the maximum power requested by any vehicle currently on the market.

Supply Chain

We will need to keep close contact with our supply chain partners to ensure we can satisfy future charging station production goals. Our ability to meet future demand will be heavily dependent on our ability to raise the necessary capital. Our suppliers include large global companies geared toward supporting manufacturing with multi-site and international presence. Any planned charging station production goals will require consideration of anticipated increases to demand for raw materials over the next several years in order to ensure that our suppliers will have the ability to support our requested demand for scarce electronic components under such plans. We are also paying close attention to the global geopolitical situation and the impact of changes in United States administrative policy relating to tariffs and trade policies since, similar to other manufacturing companies, a large portion of our raw materials have in the past been supplied directly or indirectly from China.

Government Regulation

Nxu is subject to extensive regulatory requirements in connection with the distribution of its NxuOne™ charging products. Compliance with changing regulations could be time consuming, burdensome, and expensive. To the extent compliance with new and existing regulations is cost prohibitive, our business prospects, financial condition, and operating results may be adversely affected. Nxu is also subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require Nxu to manufacture with alternative technologies and materials. See Item 1A, “Risk Factors — Nxu may face state and federal regulatory challenges, including environmental and safety regulations”, in this Form 10-K for more information.

Seasonality

Nxu expects that its operating results will fluctuate in the future due to various factors including changing economic conditions. Seasonal trends may also be impacted by externalities such as pandemics, supply chain disruptions and materials and machinery shortages.

Employees

During the second quarter of 2024, management of Nxu began considering necessary actions it may take due to its limited ability to raise additional capital or generate cash flows from operations to support future operations and growth. On May 10, 2024, Nxu significantly reduced its headcount across Product, Engineering, Manufacturing, and General & Administrative functions as a cost saving and cash preserving measure. Additionally, other cost saving measures were implemented, including preparing assets for sale, negotiating lease terminations and accounts payables balances, and cleaning and vacating unneeded leased space. As of December 31, 2024, Nxu had four full-time employees and no part-time employees. From time to time, Nxu retains independent contractors to support its organization. None of the employees are represented by a labor union or covered by collective bargaining agreements, and Nxu believes its relationship with the employees is good.

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

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (ii) December 31, 2027, the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures as long as the market value of our voting and non-voting Class A common stock held by non-affiliates is less than $250 million measured on the last business day of our most recently completed second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting Class A common stock held by non-affiliates is less than $700 million measured on the last business day of our most recently completed second fiscal quarter.

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

Item 1A.         Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of the filing of this Form 10-K. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed under “Forward-Looking Statements” of this Form 10-K and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K.

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in this section. This summary should be read in conjunction with the full description of "Risk Factors" in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Form 10-K before investing in our securities.

Risks Related to the Pending Merger with Verde and Contemplated Reverse Stock Split

•	If the conditions to the Merger are not satisfied or waived, the Merger may not occur, which could harm our Class A common stock price and our future business and operations and may result in our board of directors deciding to pursue a dissolution and liquidation of the Company.
•	Lawsuits have been and may be filed against us, the members of our board of directors, and/or our officers in connection with the transactions contemplated under the Merger Agreement, which may delay or prevent the Merger or otherwise negatively impact our business, operating results and financial condition.
•	The Merger will involve substantial costs and will require substantial management resources.

•	The contemplated reverse stock split as approved by our stockholders at the Special Meeting may not result in the intended impact of increasing our per-share market price.

 Risks Related to Our Business

•	Nxu is an early-stage company with a limited operating history that has never turned a profit and there are no assurances that the Company will ever be profitable.
•	Nxu has incurred significant losses since its inception, and Nxu expects to continue to incur losses for the foreseeable future. Accordingly, its financial condition raises substantial doubt regarding its ability to continue as a going concern.
•	Nxu may not achieve its projected goals in the time frames it announces and expects due to unforeseen factors, including high interest rates and continued inflation increasing the cost to do business.
•	Nxu’s business is currently entirely dependent on the success of the NxuOne™ Charging Network. Nxu’s lack of business diversification could cause its stockholders to lose all or some of their investment if Nxu is unable to generate revenues from the NxuOne™ Charging Network.
•	Nxu’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•	Nxu generated revenue for the first time in 2023, but there is no assurance that it will be able to continue to generate revenue from the sale or deployment of the NxuOne™ Charging Network or from the sale of other proprietary products.
•	The preparation of our financial statements requires estimates, judgments and assumptions that are inherently uncertain.
•	Failure to maintain internal controls over financial reporting would have an adverse impact on us.
•	Uncertainty exists as to whether our business will have sufficient funds over the next 12 months, thereby making an investment in Nxu speculative.
•	We need to raise additional capital to meet our future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interest.
•	Nxu relies on a limited number of suppliers and manufacturers for its charging stations. A loss of any of these partners could negatively affect its business or ability to manufacture and deliver NxuOne™ Charging Stations
•	Unknown costs and risks may exist with the prolonged use of NxuOne™ Charging Network equipment and related systems, as the technology is recently developed and has not been widely deployed.
•	Nxu is dependent upon the availability of electricity at Nxu’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect Nxu’s business and results of Nxu’s operations.
•	Nxu’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations and such risks may increase in the future as Nxu expands the scope of such services with other parties.
•	A significant interruption of our information technology systems or the loss of confidential or other sensitive data, including cybersecurity risks, could have a material adverse impact on our operations and financial results.
•	We may have difficulty protecting our intellectual property.
•	We may face state and federal regulatory challenges, including environmental and safety regulations.

Risks Related to the EV Industry

•	The automotive, specifically the EV, market is highly competitive, and we may not be successful in competing in this industry.
•	The EV charging market is characterized by rapid technological change, which requires the Company to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of Nxu’s products and financial results.
•	We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.
•	The EV technology industry is rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our chargers or other products and may increase our operating costs.
•	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect Nxu’s financial results and ability to continue to grow.
•	We have minimal experience servicing and repairing our charging stations. If we or our partners are unable to adequately service our charging stations our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
•	Product recall could hinder growth and product liability or other claims could have a material adverse effect on our business.

Risks Related to Our Management

•	We are dependent upon our executives for their services and the loss of personnel may have a material adverse effect on our business and operations.
•	Our management team does not have experience running a public company.
•	We are significantly influenced by our officers and directors.
•	Management’s judgment, estimates and assumptions have a significant impact on business decisions and accounting policies.
•	Limitations of director liability and director and officer indemnification.

Risks Related to Our Capital Structure and Ownership of Class A Common Stock

•	We cannot predict the impact our dual class structure may have on our stock price.
•	The market price of our Class A common stock has fluctuated, and may continue to fluctuate, significantly.
•	If the market price of our Class A common stock declines below $1 for more than 30 consecutive trading days, we may be deemed noncompliant with Nasdaq listing rules, which would require a cure.
•	If the market price of our Class A common stock declines precipitously, the only cure may be to enact a reverse split of the stock. Failure to maintain compliance with Nasdaq’s Continued Listing Rules could be costly and have material adverse effects.
•	We do not anticipate dividends to be paid on our Class A common stock and investors may lose the entire amount of their investment.
•	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•	We will incur significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•	Small public companies are inherently risky and we may be exposed to market factors beyond our control. If such events were to occur it may impact out operating results.
•	Our Bylaws, as amended, include forum selection provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
•	Our Class A common stock may be delisted from Nasdaq if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could affect the market price and liquidity of our Class A common stock and our ability to issue additional securities and raise additional capital would be adversely impacted.
•	We may use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights will result in the dilution of the ownership interests of our existing stockholders.
•	A sale, or the perception of future sales, of a substantial number of shares of Class A common stock may cause the share prices to decline.
•	Unfavorable securities industry reports could have a negative effect on our share price.

Risks Related to the Pending Merger with Verde

The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on Nxu.

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

Specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot predict whether and when the conditions to the Merger will be satisfied or waived, including but not limited to the requirement that the shares of Nxu common stock to be issued in the Merger be approved for listing on Nasdaq on or prior to the date on which the closing of the Merger occurs. If one or more of these conditions are not satisfied or waived, and as a result, we do not complete the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, clients, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Merger.

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

Failure to complete the Merger could harm our Class A common stock price and our future business and operations.

If the Merger is not completed, the price of our Class A common stock may decline and could fluctuate significantly, and we will still incur costs related to the Merger, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the Merger is not completed. If the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

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

If we do not successfully consummate the Merger, our board of directors, in discharging its fiduciary obligations to our stockholders, would evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Merger, including a liquidation and dissolution. Any future sale or merger, financing or other transaction, including a liquidation or dissolution, may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on our business. In the event of a liquidation and dissolution of the Company, the amount of cash available for distribution to our stockholders will depend heavily on the costs and timing of such liquidation. We would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements with certain employees that provide for certain payments following a termination of employment occurring for various reasons, including a change in control of the Company, which may include a dissolution of the Company, litigation against the Company, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of the Company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Nxu stockholders and Verde stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the Merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of technology companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, or at all. The volatility of the market price of our common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•	the loss of key employees;

•	future sales of its common stock;

•	general and industry-specific economic conditions that may affect its research and development expenditures;

•	the failure to meet industry analyst expectations; and

•	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Our stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the Company.

After the completion of the Merger, the current stockholders of Nxu will generally own a smaller percentage of the combined company than their ownership of the Company prior to the Merger. Immediately after the Merger, our stockholders as of immediately prior to the Merger are expected to own approximately 5% of the outstanding shares of capital stock of the combined company and former Verde stockholders are expected to own approximately 95% of the outstanding shares of capital stock of the combined company, in each case, on a fully-diluted and as-converted basis. Our assumed aggregate enterprise value will be reduced by the excess of certain lease payments remaining unpaid at the Closing over our cash balance at the Closing, and any such reduction will decrease the ownership percentage interest of pre-Merger Nxu stockholders in the combined company. Furthermore, all dilution from the PIPE, including dilution attributable to the PIPE Warrants and the shares of Nxu Class A common stock issuable upon exercise thereof, will be absorbed by pre-Merger Nxu stockholders. As a result, some stockholders will hold a smaller pro rata share and, therefore, a lower percentage of the voting stock of the combined company than such stockholder currently holds in Nxu or Verde as a stand-alone company, respectively.

In addition, Nxu registered for resale by the selling stockholders in the PIPE up to 114,503,816 shares of Nxu Class A common stock, consisting of (1) 6,800,000 PIPE Purchased Shares, (2) 5,200,000 shares of Nxu Class A common stock issuable upon exercise of the Pre-Funded PIPE Warrants, (3) up to 57,251,908 shares of Nxu Class A common stock issuable upon exercise of the Series A PIPE Warrants, and (4) up to 45,251,908 shares of Nxu Class A common stock issuable upon exercise of the Series B PIPE Warrants. The number of shares of Nxu Class A common stock ultimately offered for resale by the selling stockholders is dependent on the issued number of (i) PIPE Purchased Shares, (ii) the Pre-Funded PIPE Warrants and (iii) shares of Nxu Class A common stock issuable upon exercise of the PIPE Warrants. Depending on a variety of factors, including market liquidity of the Nxu Class A common stock, the issuance of shares to the selling stockholders may cause the trading price of Nxu Class A common stock to decline.

During the pendency of the Merger, we may be limited in our ability to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement impede our ability to solicit proposals or offers relating to acquisitions or similar transactions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition or competing proposal or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions.

Any such transactions could be favorable to our stockholders, but we may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. Any such proposals could be favorable to our stockholders. In addition, if we terminate the Merger Agreement under specified circumstances, Verde could be required to pay us a termination fee of $1.0 million. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders, and may cause the our board of directors to be less inclined to recommend a competing proposal.

The Merger may fail to qualify as a “reorganization” for U.S. federal income tax purposes, resulting in recognition of taxable gain or loss by Verde’s U.S. holders in respect of their Verde capital stock.

We intend for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Assuming the Merger so qualifies, no gain will be recognized by U.S. holders of Verde capital stock who receive only Nxu common stock in the Merger. It is not, however, a condition to Verde’s obligation or Nxu’s obligation to complete the transactions that the Merger so qualifies. We have not sought and will not seek any ruling from the IRS regarding any matters relating to the transactions and, as a result, there can be no assurance that the IRS would not assert, or that a court would not sustain, a position contrary to any of the conclusions set forth herein. In the event that the Merger does not qualify as a “reorganization,” the Merger would result in taxable gain or loss for each Verde U.S. holder, with the amount of such gain or loss determined by the amount that (x) each Verde U.S. holder’s adjusted tax basis in the Verde capital stock surrendered is less or more than (y) the fair market value of the Nxu common stock received in exchange therefor. Each Verde stockholder is urged to consult with his, her or its own tax advisor with respect to the tax consequences of the Merger.

Stockholder litigation could prevent or delay the consummation of the Merger or otherwise negatively impact our business, operating results and financial condition.

Putative stockholder complaints, including stockholder class action complaints, and other complaints have been and may be filed against us, our board of directors and/or our officers in connection with the transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain, and we may not be successful in defending against any such future claims. We may incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Lawsuits filed against us, our board of directors and/or our officers and could delay or prevent the Merger, divert the attention of our management and employees from day-to-day business and otherwise adversely affect our business and financial condition.

On January 28, 2025, an action captioned Mark Stevens v. Nxu, Inc., et al., Case No. 650533/2025 and an action captioned Michael Lewis v. Nxu, Inc., et al., Case No. 650541/2025 were filed in the Supreme Court of the State of New York (the “Complaints”). The Complaints claim that the proxy statement/prospectus filed by Nxu on January 27, 2025 contains materially misleading and incomplete information concerning, among other things: (i) the financial projections for Verde and Nxu, (ii) the financial analysis of Lake Street Capital Markets, LLC (“Lake Street”), financial advisor to Nxu in connection with the Merger, and (iii) the alleged potential conflicts of interest faced by Lake Street and Nxu’s Chief Executive Officer and Nxu’s President. The Complaints also seek to enjoin the transaction, rescind the transaction should it be consummated or an award of damages if the transaction is consummated, and an award of fees and expenses.

As of March 13, 2025, Nxu has, to its knowledge, received thirteen letters from purported Nxu stockholders alleging certain disclosure deficiencies in our proxy statement/prospectus filed on November 12, 2024 and our prospectus filed pursuant to Rule 424(b)(3) on January 27, 2025, three of which also sought to inspect certain books and records of Nxu related to the Merger and related matters pursuant to Section 220 of the DGCL.

The outcome of the matters described above cannot be predicted with certainty. Additional demands may be received or additional complaints may be filed in connection with the Merger and the transactions contemplated by the Merger Agreement and our prospectus filed on January 27, 2025. If such additional demands are made or additional complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional demands or complaints.

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

In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which the parties will have received little to no benefit if the Merger does not close.

Another attractive strategic transaction may not be available if the Merger is not completed.

If the Merger is not completed and is terminated, there can be no assurance that we will be able to find a party willing to pay equivalent or more attractive consideration than the consideration to be provided under the Merger Agreement or be willing to proceed at all with a similar transaction or any alternative transaction.

Risks Related to Contemplated Reverse Stock Split that was Approved by the Stockholders at our Special Meeting

The contemplated reverse stock split may not increase the combined company’s stock price over the long-term.

The principal purposes of the contemplated reverse stock split are to (i) increase the per-share market price of Nxu’s common stock above the minimum bid price requirement under the Nasdaq rules so that the listing of Nxu as the combined company and the shares of Nxu common stock being issued in the Merger on Nasdaq will be approved and (ii) increase the number of authorized and unissued shares available for future issuance in connection with the Merger.

It cannot be assured, however, that the contemplated reverse stock split will accomplish any increase in the per-share market price of the combined company’s common stock for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of the combined company’s common stock, it cannot be assured that the contemplated reverse stock split will increase the market price of its common stock by a multiple of the contemplated reverse stock split ratio mutually agreed by Nxu and Verde, or result in any permanent or sustained increase in the market price of Nxu’s common stock, which is dependent upon many factors, including the combined company’s business and financial performance, general market conditions and prospects for future success. Thus, while the stock price of the combined company might meet the listing requirements for Nasdaq initially after the contemplated reverse stock split, it cannot be assured that it will continue to do so.

The contemplated reverse stock split may decrease the liquidity of the combined company’s common stock.

Although Nxu believes that the anticipated increase in the market price of the combined company’s common stock resulting from the contemplated reverse stock split could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the contemplated reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for the combined company’s common stock. In addition, the contemplated reverse stock split may not result in an increase in the combined company’s stock price necessary to satisfy Nasdaq’s initial listing requirements for the combined company.

The contemplated reverse stock split may lead to a decrease in the combined company’s overall market capitalization.

Should the market price of the combined company’s common stock decline after the contemplated reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the contemplated reverse stock split. The contemplated reverse stock split may be viewed negatively by the market and, consequently, can lead to a decrease in the combined company’s overall market capitalization. If the per share market price does not increase in proportion to the contemplated reverse stock split ratio, then the value of the combined company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of the combined company’s common stock will remain the same after the contemplated reverse stock split is effected, or that the contemplated reverse stock split will not have an adverse effect on the combined company’s stock price due to the reduced number of shares outstanding after the contemplated reverse stock split.

Risks Related to Nxu’s Strategic Alternative Process and Potential Strategic Transaction

Nxu cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions. Nxu cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If Nxu is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Verde will not be obligated to complete the Merger. Under certain circumstances, Verde would be required to pay Nxu a termination fee of $1.0 million.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to Nxu’s stockholders, would evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to Nxu’s stockholders as the Merger, including a liquidation and dissolution. Any future sale or merger, financing or other transaction, including a liquidation or dissolution, may be subject to further stockholder approval. Nxu may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on Nxu’s business.

Until the Merger is completed, the Merger Agreement restricts Nxu from taking specified actions without the consent of Verde and requires Nxu to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Nxu from making appropriate changes to its business or pursuing attractive business opportunities that may arise prior to the completion of the Merger. Further, if certain of Nxu’s lease payments remaining unpaid at the Closing exceed Nxu’s cash balance at the Closing, then the pre-Merger stockholders of Nxu will own less of the combined company pursuant to the exchange ratio adjustment set forth in the Merger Agreement.

Any delay in completing the Merger may materially and adversely affect the timing and benefits that are expected to be achieved from the Merger.

If Nxu does not successfully consummate the Merger or another strategic transaction, Nxu’s board of directors may decide to pursue a dissolution and liquidation of Nxu. In such an event, the amount of cash available for distribution to Nxu’s stockholders will depend heavily on the costs and timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Nxu can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, Nxu’s board of directors may decide to pursue a dissolution and liquidation of Nxu. In such an event, the amount of cash available for distribution to Nxu’s stockholders will depend heavily on the costs related to and timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Nxu funds its operations while pursuing the Merger. In addition, if Nxu’s board of directors were to approve and recommend, and Nxu’s stockholders were to approve, a dissolution and liquidation of Nxu, Nxu would be required under Delaware corporate law to pay Nxu’s outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Nxu’s commitments and contingent liabilities may include obligations under Nxu’s employment and related agreements with certain employees that provide for certain payments following a termination of employment occurring for various reasons, including a change in control of Nxu, which may include a dissolution of Nxu, litigation against Nxu, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of Nxu’s assets would need to be reserved pending the resolution of such obligations.

In addition, Nxu may be subject to litigation or other claims related to a dissolution and liquidation of Nxu. If a dissolution and liquidation were to be pursued, Nxu’s board of directors, in consultation with Nxu’s advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Nxu’s common stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of Nxu. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Nxu’s stockholders.

Nxu is substantially dependent on Nxu’s remaining employees to facilitate the consummation of the Merger.

Nxu’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In May 2024, Nxu undertook an organizational restructuring that significantly reduced its workforce in order to conserve its capital resources. As of December 31, 2024, Nxu had only four full-time employees. Nxu’s ability to successfully complete the Merger depends in large part on Nxu’s ability to retain certain remaining personnel. Despite Nxu’s efforts to retain these employees, one or more may terminate their employment with Nxu on short notice. Nxu’s cash conservation activities may yield other unintended consequences, such as attrition beyond its planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm Nxu’s ability to consummate the Merger, to run Nxu’s day-to-day business operations, as well as to fulfill Nxu’s reporting obligations as a public company.

Risks Related to Our Business

Nxu is an early-stage company with a limited operating history that has never turned a profit and there are no assurances that Nxu will ever be profitable.

Nxu is a relatively new company that was incorporated on November 9, 2016. Currently, Nxu’s efforts are focused on operating its MW charging stations. Nxu has never turned a profit and there is no assurance that it will ever be profitable.

Nxu also has limited brand awareness and operating history in the charging industry. Although Nxu has taken significant steps in developing brand awareness, Nxu is a new company and currently has no experience developing or selling EV charging to customers. As such, it is possible that Nxu’s lack of history in the industry may impact its brand, business, financial goals, operation performance, and products.

Nxu should be considered a “Development Stage Company,” and its operations will be subject to all the risks inherent in the establishment of a new business enterprise, including, but not limited to, hurdles or barriers to the implementation of its business plans. Further, because there is no history of operations there is also no operating history from which to evaluate Nxu’s executive management’s ability to manage its business and operations and achieve Nxu’s goals or the likely performance of Nxu. Prospective investors should also consider the fact that Nxu’s management team has not previously developed or managed similar companies. No assurances can be given that Nxu will be able to achieve or sustain profitability.

Nxu has incurred significant losses since its inception, and Nxu expects to continue to incur losses for the foreseeable future. Accordingly, its financial condition raises substantial doubt regarding its ability to continue as a going concern.

During the year ended December 31, 2024, Nxu incurred a net loss of $23.7 million and had net cash used in operating activities of $12.1 million. As of December 31, 2024, Nxu had $2.7 million in cash and an accumulated deficit of $283.4 million. Nxu cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for Nxu to raise additional capital on an immediate basis. Additionally, Nxu cannot provide any assurance that access to capital will be readily available when needed. These matters, among others, raise substantial doubt about Nxu’s ability to continue as a going concern for a period of one year after the date hereof. The report of Nxu’s independent registered public accountant on its financial statements as of and for the years ended December 31, 2024 and 2023 also includes explanatory language describing the existence of substantial doubt about Nxu’s ability to continue as a going concern.

If Nxu is unable to satisfy its capital requirements, Nxu could be required to adopt one or more of the following alternatives: delaying the implementation of or revising certain aspects of its business strategy; reducing or delaying the development of its products; reducing or delaying capital spending, product development spending and marketing and promotional spending; entering into financing agreements on unattractive terms; significantly curtailing or discontinuing operations, or dissolving and liquidating its assets under the bankruptcy laws or otherwise.

There can be no assurance that Nxu would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions. In addition, such actions, if taken, may not enable Nxu to satisfy its capital requirements if the actions that Nxu is able to consummate do not generate a sufficient amount of additional capital. If Nxu is ultimately unable to satisfy its capital requirements, Nxu would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

Nxu may not achieve its projected goals in the time frames it announces and expects due to unforeseen factors, including high interest rates and continued inflation increasing the cost to do business.

Any prospective valuation of Nxu at this stage is pure speculation. Nxu’s business success, timeline, and milestones are estimated. Nxu’s sales volume and cost models are only estimates. Nxu produced these valuations based on existing business models of successful and unsuccessful efforts of other companies within the technology and automotive industries. All such projections and timeline estimations may change as Nxu continues in the development of EV technology.

Nxu has only started limited manufacture and sales. Cost overruns, scheduling delays, and failure to meet product performance goals may be caused by, but not limited to, unidentified technical hurdles and regulatory hurdles, which could materially damage Nxu’s brand, business, financial goals, operation and results.

Nxu’s limited operating history makes it difficult for Nxu to evaluate its future business prospects.

Nxu is a company with an extremely limited operating history and has not generated material revenue from sales of its products and services to date. It is difficult, if not impossible, for Nxu to forecast its future results, and Nxu has limited insight into trends that may emerge and affect its business. In addition, Nxu has engaged in limited marketing activities to date, so there can be no assurance that customers will embrace its services in significant numbers at the prices Nxu establishes. Market and geopolitical conditions, many of which are outside of its control and subject to change, including general economic conditions, the availability and terms of financing, geopolitical developments (such as the ongoing conflicts in Ukraine and the Middle East and political tensions between China and Taiwan and between China and the United States), fuel and energy prices, regulatory requirements and incentives, competition, and the pace and extent of vehicle electrification generally, will impact demand for Nxu’s services, and ultimately its success.

Nxu may not be able to successfully manage growth.

Nxu could experience growth over a short period of time, which could put a significant strain on its managerial, operational and financial resources. Nxu must implement and constantly improve its certification processes and hire, train and manage qualified personnel to manage such growth. Nxu has limited resources and may be unable to manage its growth. Its business strategy is based on the assumption that its customer base, geographic coverage and service offerings will increase. If this occurs, it will place a significant strain on Nxu’s managerial, operational, and financial resources. If Nxu is unable to manage its growth effectively, its business will be adversely affected. As part of this growth, Nxu may have to implement new operational, manufacturing, and financial systems and procedures and controls to expand, train and manage its employees, especially in the areas of manufacturing and sales. If Nxu fails to develop and maintain its people and processes, demand for its products and services and its revenues could decrease.

Nxu’s business is currently entirely dependent on the success of the NxuOne™ Charging Network. Nxu’s lack of business diversification could cause its stockholders to lose all or some of their investment if Nxu is unable to generate revenues from the NxuOne™ Charging Network.

Nxu’s business is currently entirely dependent on the success of the NxuOne™ Charging Network and related products. Nxu does not have any other lines of business or other sources of revenue if it is unable to compete effectively in the marketplace. Nxu cannot guarantee that the NxuOne™ Charging Network will be able to achieve profitability alone. Nxu’s ability to be profitable will depend on a number of factors, many of which are beyond Nxu’s control. This lack of business diversification could cause you to lose all or some of your investment if Nxu is unable to generate revenues since Nxu does not expect to have any other lines of business or alternative revenue sources.

Nxu’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Estimates of future EV adoption in the U.S., the total addressable market, serviceable addressable market for Nxu’s products and services and the EV market in general are included in this Form 10-K. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Such uncertainty is enhanced by the prevailing geopolitical and macroeconomic environment. Nxu’s internal estimates relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery original equipment manufacturers (“OEMs”) and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or Nxu market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of Nxu’s internal projections, if ever and even if the markets meet the size estimates and growth estimates presented, Nxu’s business could fail to grow at similar rates.

The success of Nxu’s business depends on attracting and retaining a large number of customers. If Nxu is unable to do so, Nxu will not be able to achieve profitability.

Nxu’s success depends on attracting a large number of potential customers to purchase services Nxu provides to its customers. If Nxu’s customers do not perceive its services to be of sufficiently high value and quality, cost competitive and appealing in performance, Nxu may not be able to retain or attract new customers, and its business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, Nxu may incur significantly higher and more sustained advertising and promotional expenditures than it has previously incurred to attract customers. Nxu may not be successful in attracting and retaining a large number of customers. If Nxu is not able to attract and maintain customers, its business, prospects, financial condition, results of operations, and cash flows would be materially harmed.

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

Nxu’s future growth is highly dependent upon the adoption of EVs by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to energy independence, climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, Nxu’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:

•	perceptions about EV features, quality, safety, performance and cost;

•	perceptions about the limited range over which EVs may be driven on a single battery charge;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid EVs and high fuel-economy internal combustion engine vehicles;

•	volatility in the cost of oil and gasoline, including as a result of trade restrictions;

•	concerns regarding the reliability and stability of the electrical grid;

•	the change in an EV battery’s ability to hold a charge over time;

•	the availability and reliability of a national EV charging network or infrastructure;

•	availability of maintenance and repair services for EVs;

•	consumers’ perception about the convenience and cost of charging EVs;

•	increases in fuel efficiency of non-EVs;

•	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;

•	relaxation or elimination of government mandates or quotas regarding the sale of EVs; and

•	concerns about the future viability of EV manufacturers.

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

Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Further, the automotive industry in general and EV manufacturing have experienced substantial supply chain interruptions, resulting in reduced EV production schedules and sales. Volatility in demand or delays in EV production due to global supply chain constraints may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect Nxu’s business, financial condition and operating results.

Nxu generated revenue for the first time in 2023, but there is no assurance that it will be able to continue to generate revenue from the sale or deployment of the NxuOne™ Charging Network or from the sale of other proprietary products.

In 2023, Nxu generated revenue for the first time in its history. The 2023 revenue was largely related to product deliveries from its proprietary battery cell and pack division. Nxu has since ceased EV battery development as it focuses its efforts on the NxuOne™ Charging Network. As such, the bulk of its revenue in 2023 was non-recurring. Nxu expects that any source of revenue in 2025 will be solely from the operation or sale of NxuOne™ Charging Stations. If it is unable to find customers to purchase its NxuOne™ Charging Stations, it will not likely be able to meet or exceed its 2025 revenue estimates.

Nxu has losses which it expects to continue into the future. There is no assurance its future operations will result in a profit. If Nxu cannot generate sufficient revenues to operate profitably or Nxu is unable to raise enough additional funds for operations, the stockholders will experience a decrease in value, and Nxu may have to cease operations.

Nxu is a development-stage technology company that began operating and commenced research and development activities in 2016. As a recently formed “Development Stage Company”, it is subject to all of the risks and uncertainties of a new business, including the risk that it may never generate product or services related revenues. Accordingly, it has only a limited history upon which an evaluation of its prospects and future performance can be made. If Nxu is unable to generate revenue, it will not become profitable, and it may be unable to continue its operations. Furthermore, its proposed operations are subject to all business risks associated with new enterprises. The likelihood of its success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that Nxu will operate profitably.

Nxu entered into the Merger Agreement in order to, among other things, potentially increase its liquidity. Assuming the Merger closes, the company following the closing of the Merger (the “combined company”) may ultimately fail, decreasing the liquidity of Nxu and stockholder value or cause Nxu to cease operations, and investors would be at risk of losing all or part of their investment in Nxu.

If Nxu does not successfully establish and maintain itself as a highly trusted and respected name for EV-related technology, Nxu may not be able to retain quality talent or achieve future revenue goals, which could significantly affect its business, financial condition and results of operations.

In order to attract and retain a client base and increase business, Nxu must establish, maintain and strengthen its name and the services it provides. In order to be successful in establishing its reputation, clients must perceive Nxu as a trusted source for quality services. If Nxu is unable to attract and retain clients with its current marketing plans, it may not be able to successfully establish its name and reputation, which could significantly affect its business, financial condition and results of operations.

Nxu’s ability to utilize loss carry forwards may be limited.

Generally, a change of more than fifty percent (50%) in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit Nxu’s ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if Nxu earns net taxable income, its ability to use its pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations.

Nxu’s business could be adversely affected by a downturn in the economy and/or manufacturing.

Nxu is dependent upon the continued demand for EVs and EV charging capacity, making its business susceptible to a downturn in the economy or in manufacturing. For example, a decrease in the number of individuals investing their money in the equity markets could result in a decrease in the number of companies deciding to become or remain public. This downturn could have a material adverse effect on its business, its ability to raise funds, and ultimately its overall financial condition.

The preparation of Nxu’s financial statements requires estimates, judgments and assumptions that are inherently uncertain.

Financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. These estimates, judgments and assumptions are inherently uncertain and, if Nxu’s estimates were to prove to be wrong, Nxu would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm its business, including its financial condition and results of operations and the price of its securities. For a discussion of the accounting estimates, judgments and assumptions that Nxu believes are the most critical to an understanding of its consolidated financial statements and its business, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K.

Failure to maintain internal controls over financial reporting would have an adverse impact on Nxu.

Nxu is required to establish and maintain appropriate internal controls over financial reporting. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required by Nxu as a privately held company. Management may not be able to effectively maintain adequate compliance, and Nxu’s internal controls over financial reporting may not be effective, which may subject Nxu to adverse regulatory consequences and could harm investor confidence. Failure to maintain controls could also adversely impact its public disclosures regarding Nxu’s business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify deficiencies and conditions that need to be addressed in Nxu’s internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived deficiencies and conditions that need to be addressed in Nxu’s internal control over financial reporting, or disclosure of management’s assessment of its internal controls over financial reporting may have an adverse impact on the price of the Nxu Class A common stock.

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

The U.S. inflation rate increased during recent years and has remained elevated in 2025. These inflationary pressures have resulted in and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which — or the combination thereof — could hurt the financial and operating results of Nxu’s business.

Nxu needs to raise additional capital to meet its future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interest.

Nxu has relied upon cash from financing activities and in the future, Nxu expects to rely on the proceeds from future debt and/or equity financings, and Nxu hopes to rely on revenues generated from operations to fund all of the cash requirements of its activities. However, there can be no assurance that Nxu will be able to generate any significant cash from its operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to Nxu, if at all. Any debt financing or other financing of securities senior to the Class A common stock will likely include financial and other covenants that will restrict Nxu’s flexibility.

Any failure to comply with these covenants would have a material adverse effect on Nxu’s business, prospects, financial condition, and results of operations because Nxu could lose its existing sources of funding and impair its ability to secure new sources of funding. However, there can be no assurance that Nxu will be able to generate any investor interest in its securities. If Nxu does not obtain additional financing, you could lose the entirety of your investment in Nxu.

At this time, Nxu has not secured or identified any additional financing. Nxu does not have any firm commitments or other identified sources of additional capital from third parties or from its officers, directors or other stockholders. There can be no assurance that additional capital will be available to Nxu, or that, if available, it will be on terms satisfactory to Nxu. Any additional financing will involve dilution to Nxu’s existing stockholders. If Nxu does not obtain additional capital on terms satisfactory to Nxu, or at all, it may cause Nxu to delay, curtail, scale back or forgo some or all of its product development and/or business operations, or dissolve and liquidate its assets under bankruptcy laws or otherwise. In such a scenario, investors would be at risk of losing all or a part of any investment in Nxu.

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

As the demand for EV charging increases, Nxu’s suppliers and manufacturers may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. By relying on contract manufacturing, Nxu is dependent upon the manufacturer, whose interests may be different from Nxu’s. For example, Nxu’s suppliers and contract manufacturers may have other customers with demand for the same components or manufacturing services and may allocate their resources based on the supplier’s or manufacturer’s interests or needs to maximize their revenue or relationships with other customers rather than Nxu’s interest. As a result, Nxu may not be able to assure itself that it will have sufficient control over the supply of key components, inventory or finished goods in a timely manner or with acceptable cost and expense, which may adversely affect Nxu’s revenue, cost of goods and gross margins. If Nxu experiences a significant increase in demand for its charging stations in future periods, or if it needs to replace an existing supplier, it may not be possible to supplement or replace them on acceptable terms, which may undermine its ability to deliver products to customers in a timely manner.

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

As the NxuOne™ Charging Station field trials commenced in the third quarter of 2023, Nxu does not know how its products will hold up over prolonged use. Since Nxu’s products have only been in use since September 2023, Nxu does not have any way to predict whether its charging stations will remain functional under heavy, persistent use. If the NxuOne™ Charging stations malfunction under heavy use, Nxu will be forced to bear the costs of repairing or replacing the equipment, and such costs could be substantial.

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

Changes in utility electricity pricing or new and restrictive constructs from regulations applicable to pricing may adversely impact future operating results. For example, some jurisdictions have required Nxu to switch from pricing on a per-minute basis to a per-kWh basis and other jurisdictions may follow suit. Utility rates may change in a way that adversely affects fast charging or in a way that may limit Nxu’s ability to access certain beneficial rate schedules. In addition, utilities or other regulated entities with monopoly power may receive authority to provide charging services that result in an anti-competitive advantage relative to Nxu and other private sector operators.

Nxu’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations and such risks may increase in the future as Nxu expands the scope of such services with other parties.

Charger installation and construction is typically performed by third-party contractors managed by Nxu. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by Nxu’s vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with heightened levels of activity, may impact Nxu’s ability to satisfy the requirements under the build schedule and Nxu’s other contractual commitments, and may impact revenue recognition in certain cases and/or impact Nxu’s relationships, any of which could impact Nxu’s business and profitability, pace of growth and prospects.

Working with contractors may require Nxu to obtain licenses or require Nxu or Nxu’s customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation and construction project. If these contractors are unable to provide timely, thorough and quality installation-related services, Nxu could fall behind Nxu’s construction schedules or cause customers to become dissatisfied with the solutions Nxu offers. As the demand for public fast charging increases and qualification requirements for contractors become more stringent, Nxu may encounter shortages in the number of qualified contractors available to complete all of Nxu’s desired installations. If Nxu fails to timely pay Nxu’s contractors, they may file liens against Nxu’s owned or leased properties, putting Nxu’s occupancy or operations at risk.

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

In addition, Nxu’s business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers on a timely basis. Nxu generally does not own the land at the charging sites and relies on site licenses with site hosts that convey the right to build, own and operate the charging equipment on the site. Nxu may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading, and electrical interconnection with local utilities may become more competitive, all of which may lead to delays in construction and/or commissioning. As a result, Nxu may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the pace of Nxu’s network expansion.

Nxu’s charging stations may be located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase Nxu’s replacement and maintenance costs.

Nxu’s public chargers may be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such damage could shorten the usable lifespan of the chargers and require Nxu to increase its spending on replacement, maintenance and insurance costs and could result in site hosts reconsidering the value of hosting Nxu’s charging stations at their sites. In addition, the cost of any such damage may not be covered by Nxu’s insurance in full or at all and, in the event of repeated damage to Nxu’s charging equipment, Nxu’s insurance premiums could increase and it could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on its business.

Nxu does not own a transportation fleet, nor any fleet vehicles, and so may not be able to transport NxuOne™ Charging Stations once produced. Cost of third-party transport may be high and the risk of loss surrounding transport may be high or hard to predict.

Nxu’s charging stations weigh several thousand pounds. There are inherent transportation risks associated with deployment and operation of its charging network. Nxu does not own a transportation fleet, so Nxu will have to hire a transportation company to transport the NxuOne™ Charging stations to deployment sites. Such transport may be incredibly costly, and Nxu has not been able to accurately predict or project transportation costs. In addition to the risk of losing control of the method of transportation, Nxu may not be able to adequately insure against loss during transport. There is a chance the NxuOne™ charging stations are irrevocably damaged in transit. If Nxu is unable to insure the NxuOne™ Charging Stations for transit, Nxu may be forced to bear the full risk of loss.

A significant interruption of Nxu’s information technology systems or the loss of confidential or other sensitive data, including cybersecurity risks, could have a material adverse impact on its operations and financial results.

Given Nxu’s reliance on information technology (its own and its third-party providers’), a significant interruption in the availability of information technology, regardless of the cause, or the loss of confidential, personal, or proprietary information (whether Nxu’s, its employees’, its suppliers’, or its customers’), regardless of the cause, could negatively impact its operations. While Nxu has invested in the protection of its data and information technology to reduce these risks and routinely test the security of its information systems network, Nxu cannot be assured that its efforts will prevent breakdowns or breaches in its systems that could adversely affect its business. Management is not aware of a cybersecurity incident that has had a material adverse impact on Nxu’s financial condition or results of operations; however, Nxu could suffer material financial or other losses in the future and Nxu is not able to predict the severity of these attacks. The occurrence of a cyber-attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to Nxu, its customers, its counterparties, or third-party suppliers and providers that is processed and stored in, and transmitted through, Nxu’s computer systems and networks. The occurrence of such an event could also result in damage to Nxu’s software, computers or systems, or otherwise cause interruptions or malfunctions in Nxu’s, its customers’, its counterparties’ or third parties’ operations. This could result in loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect Nxu’s business, financial condition or results of operations. As part of Nxu’s regular review of potential risks, Nxu analyzes emerging cybersecurity threats to Nxu and its third-party suppliers and providers as well as Nxu’s plans and strategies to address them. The Nxu board of directors, which has oversight responsibility for cybersecurity risks, is regularly briefed by management on such analyses.

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

The implementation, maintenance, segregation and improvement of Nxu’s information technology systems in the form of its networked charging solution and internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems, require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding Nxu’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operations. These risks may affect Nxu’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

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

If Nxu does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results. If Nxu identifies material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements contained within Nxu’s consolidated financial statements or cause Nxu to fail to meet its periodic reporting obligations. Moreover, Nxu’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated, its reputation may be adversely affected if these systems or their functionality do not operate as expected and Nxu may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Nxu may have difficulty protecting its intellectual property.

Nxu’s pending patents and other intellectual property could be unenforceable or ineffective once patent reviews are completed. Nxu anticipates patent review completion and patents issued in calendar years 2021 – 2024 based on the typical two-year process between filing and issuing. Nxu has continued to file patent applications throughout 2024 and plans to continue filing new patents over time. Nxu has filed these patents privately and the scope of what they cover remains confidential until they are issued. For any company creating brand new products, it is imperative to protect the proprietary intellectual property to maintain a competitive advantage. There is no doubt that a significant portion of Nxu’s current value depends on the strength and imperviousness of these pending patents. Nxu intends to continue to file additional patent applications and build its intellectual property portfolio as it discovers new technologies related to the development of plug-in EVs.

Nxu believes that intellectual property will be critical to its success, and that Nxu will rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements to protect its proprietary rights. If Nxu is not successful in protecting its intellectual property, it could have a material adverse effect on its business, results of operations and financial condition. While Nxu believes that it will be issued trademarks, patents and pending patent applications help to protect its business, there can be no assurance that its operations do not, or will not, infringe valid, enforceable third-party patents of third parties or that competitors will not devise new methods of competing with Nxu that are not covered by its anticipated patent applications. There can also be no assurance that Nxu’s patent applications will be approved, that any patents issued will adequately protect its intellectual property, or that such patents will not be challenged by third parties or found to be invalid or unenforceable or that Nxu’s patents will be effective in preventing third parties from utilizing a copycat business model to offer the same service in one or more categories. Moreover, it is intended that Nxu will rely on intellectual property and technology developed or licensed by third parties, and Nxu may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which Nxu’s intended services will be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. and, therefore, in certain jurisdictions, Nxu may be unable to protect its proprietary technology adequately against unauthorized third party copying or use, which could adversely affect its competitive position. Nxu expects to license in the future, certain proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of its proprietary rights or harm its reputation, even if Nxu has agreements prohibiting such activity. Also, to the extent third parties are obligated to indemnify Nxu for breaches of its intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could have a material adverse effect on Nxu’s business, results of operations or financial condition.

The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could have a material adverse effect on its business, results of operations and financial condition.

Intellectual property protection is costly.

Filing, prosecuting and defending patents related to Nxu’s products and software throughout the world is prohibitively expensive. Competitors may use Nxu’s technologies in jurisdictions where Nxu has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where Nxu has patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with Nxu’s products in jurisdictions where Nxu does not have any issued or licensed patents and Nxu’s patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to technology, which could make it difficult for Nxu to stop the infringement of Nxu’s patents or marketing of competing products in violation of Nxu’s proprietary rights generally. Proceedings to enforce Nxu’s patent rights in foreign jurisdictions could result in substantial cost and divert Nxu’s efforts and attention from other aspects of Nxu’s business.

Nxu may face state and federal regulatory challenges, including environmental and safety regulations.

Nxu is subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require Nxu to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require Nxu to make material changes to Nxu’s operations, resulting in significant increases in the cost of production.

Nxu’s manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact Nxu’s company brand, finances, or ability to operate.

Nxu is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.

Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt Nxu’s business and those of its third-party suppliers, and customers, and may cause Nxu to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, Nxu’s customers may begin to establish sourcing requirements related to sustainability. As a result, Nxu may receive requests for sustainability related information about its products, business operations, use of sustainable materials and packaging. Nxu’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products.

Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders, on climate change matters, including increased pressure to expand disclosures related to material physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose Nxu to market, operational and execution costs or risks. Nxu’s failure to establish such sustainability targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed, Nxu would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. Nxu may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.

Risks Related to the EV Industry

The automotive market, specifically with respect to EVs, is highly competitive, and Nxu may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and Nxu will be competing for sales with both EV manufacturers and traditional automotive companies. Many of Nxu’s current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than Nxu does and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products than Nxu may devote to its products. Nxu expects competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry, as well as the recent significant increase in oil and gasoline prices. In addition, as fleet operators begin transitioning to EVs on a mass scale, Nxu expects that more competitors will enter the commercial fleet EV market. Further, as a result of new entrants in the commercial fleet EV market, Nxu may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and total cost of ownership, and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect Nxu’s business, prospects, financial condition, results of operations, and cash flows.

The EV charging market is characterized by rapid technological change, which requires Nxu to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of Nxu’s products and financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of Nxu’s products and services. Nxu’s future success will depend in part upon Nxu’s ability to address the changing needs of the EV charging market. If Nxu is unable keep pace with changes in technology, Nxu’s gross margins will be adversely affected and Nxu’s prior products could become obsolete more quickly than expected.

If Nxu is unable to meet customer requirements on a timely basis or remain competitive with technological alternatives, Nxu’s products and services could lose market share, Nxu’s revenue will decline, Nxu may experience higher operating losses and Nxu’s business and prospects will be adversely affected.

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

Nxu has relied on complex machinery for its operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

Nxu has relied heavily on complex machinery for its operations and its production involved a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Nxu’s manufacturing plant consists of large-scale machinery combining many components, including complex software to operate such machinery and to coordinate operating activities across the manufacturing plant. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time, and will depend on repairs, spare parts, and IT solutions to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of Nxu’s control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems including the software used to control or operate them, industrial accidents, pandemics, fire, seismic activity, and natural disasters.

Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on Nxu’s business, prospects, financial condition, results of operations, and cash flows. Although Nxu generally carries insurance to cover such operational risks, Nxu cannot be certain that its insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require Nxu to pay substantial amounts, which could adversely affect its business, prospects, financial condition, results of operations, and cash flows.

The EV technology industry is rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for Nxu’s chargers or other products and may increase its operating costs.

Nxu may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, its competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the ICE or the cost of gasoline, may materially and adversely affect Nxu’s business and prospects in ways Nxu does not currently anticipate.

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

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs. The Inflation Reduction Act removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to encourage the adoption of EVs; favor competitors whose production chains enable them to more readily take advantage of such incentives; delay purchases and installations of charging equipment by Nxu as manufacturing of charging equipment is moved to the U.S. in order to expand eligibility for such incentives (which, in turn, could delay Nxu’s recognition of revenue in connection with such stalls); increase the cost of procurement of some inputs in the construction of charging infrastructure; and negatively affect the EV market and adversely impact Nxu’s business operations and expansion potential. Any such developments could have an adverse effect on Nxu’s business, financial condition and results of operations.

Nxu has minimal experience servicing and repairing its charging stations. If Nxu or its partners are unable to adequately service its charging stations, Nxu’s business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Nxu has minimal experience servicing and repairing its charging stations. Servicing its products requires specialized skills, including high voltage training and servicing techniques. Although Nxu is planning to internalize most aspects of vehicle service over time, initially Nxu plans to partner with third parties to enable nationwide coverage for its network. There can be no assurance that Nxu will be able to enter into an acceptable arrangement with any such third-party providers. There can be no assurance that Nxu’s service arrangements will adequately address the service requirements of its customers to their satisfaction, or that Nxu and its servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of charging stations it deploys increases.

As Nxu continues to grow, additional pressure may be placed on its customer support team or partners, and Nxu may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect its business, prospects, financial condition, results of operations, and cash flows. Nxu also could be unable to modify the future scope and delivery of its technical support to compete with changes in the technical support provided by its competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect Nxu’s results of operations. If Nxu is unable to successfully address the service requirements of its customers or establish a market perception that it does not maintain high-quality support, Nxu may be subject to claims from its customers, including loss of revenue or damages, and its business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Product recall could hinder growth and product liability or other claims could have a material adverse effect on Nxu’s business.

If the NxuOne™ Charging Station is unable to meet performance and quality criteria, Nxu may be required to perform product recalls to address said concerns. A product recall can have a substantial cost related to performing such corrective actions. Although Nxu will perform significant internal testing and qualifications, as well as external qualifications through approved third-party vendors against industry standards and regulatory requirements, there will be unperceived conditions which may negatively impact the customer or Nxu expected performance. As such, Nxu may perform a corrective action such as a recall of products, mandatory repairs of defective components, or litigation settlements which can materially affect its financial goals, operation results, brand, business, and products. If Nxu is unable to provide significant charging stations, its business success may be substantially affected.

A significant portion of Nxu’s success is its ability to deploy the appropriate number of charging stations, in strategic locations relative to its customers and customer behaviors. If Nxu is unable to deploy charging stations to specified locations, this may negatively affect Nxu’s brand, business, financial goals, operational results, and product success in the market. As such, to meet said availability requirements, Nxu will require significant capital investments to rapidly deploy said NxuOne™ Charging Stations, as well as development of relationships with third party members who can assist in deployment of said charging stations. If Nxu is unable to address service requirements, Nxu may negatively affect its customer experience. Nxu’s ability to engage with third party operating service stations, as well as its ability to establish company operated locations, will be critical to the success of developing a positive customer experience.

While Nxu will work diligently to meet all company and regulatory safety requirements, there is a chance that a component catastrophically fails. It is possible that through unknown circumstances or conditions out of Nxu’s control, some person is injured by its product.

A successful product liability claim against Nxu could require Nxu to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about its products and business. Nxu cannot provide assurance that such claims and/or recalls will not be made in the future.

Nxu is subject to substantial regulations and unfavorable changes to, or failure by Nxu to comply with, these regulations could substantially harm its business and operating results.

Nxu’s charging stations are subject to regulation under international, federal, state, and local laws. Nxu expects to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry are currently evolving and Nxu faces risks associated with these changing regulations.

To the extent that a law changes, Nxu’s products may not comply with applicable international, federal, state, and local laws, which would have an adverse effect on its business. Compliance with changing regulations could be time consuming, burdensome, and expensive. To the extent compliance with new and existing regulations is cost prohibitive, its business prospects, financial condition, and operating results would be adversely affected.

Internationally, there may be laws and jurisdictions Nxu has not yet entered or laws Nxu is unaware of in jurisdictions Nxu has entered that may restrict its sales or other business practices. These laws may be complex, difficult to interpret and may change over time. Continued regulatory limitations and obstacles that may interfere with Nxu’s ability to commercialize its products could have a negative and material impact on its business, prospects, financial condition, and results of its operation.

Nxu is subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect its business, results of operation and reputation.

Nxu is subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require Nxu to make material changes to its operations, resulting in significant increases in the cost of production.

Nxu’s manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact its company brand, finances, or ability to operate.

The current presidential administration may create regulatory uncertainty for the alternative energy sector and may have an adverse effect on Nxu’s business, prospects, financial condition and operating results.

The United States automotive industry is subject to certain federal and state regulations, and new regulations continue to be proposed to address concerns regarding the environment, vehicle safety, and energy independence. Consequently, the regulatory landscape can change on short notice.

Available government funding and economic incentives are subject to change for a variety of reasons that are beyond Nxu’s control, including budget and policy initiatives and priorities of the current presidential administration. Considering the waning government support for adoption of EV and clean energy initiatives during the first Trump Administration, the second Trump Administration could adversely affect the growth of the commercial EV market and alternative energy sector, which could adversely impact Nxu’s business, prospects, financial condition and operating results.

The following risk factor does not take into account the proposed Merger and assumes that Nxu remains a stand-alone company except as otherwise noted.

There can be no assurance that Nxu’s evaluation of strategic alternatives will enhance stockholder value or result in any transaction being consummated, and speculation and uncertainty regarding the outcome of its evaluation of strategic alternatives may adversely impact its business, financial condition and results of operations.

On May 10, 2024, Nxu announced its intention to evaluate strategic alternatives. There can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing strategic alternatives may involve significant resources and costs. In addition, the announced evaluation of strategic alternatives may cause or result in:

•	disruption of its business;

•	diversion of the attention of management;

•	increased stock price volatility;

•	increased costs and advisory fees; and

•	challenges in retaining key employees

If Nxu is unable to mitigate these or other potential risks related to the uncertainty caused by its exploration of strategic alternatives, it may disrupt Nxu’s business or could have a material adverse effect on its financial condition and results of operations in future periods.

Nxu’s ability to complete a transaction, will depend on numerous factors, some of which are outside of its control. A merger of independent businesses is complex, costly and time-consuming. To consummate a merger, Nxu may incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on its operating results. Mergers also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time of a transaction.

Even if a merger transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Further, it is not certain what impact any potential transaction may have on Nxu’s stock price, its current stockholders’ percentage ownership, business, financial condition, and results of operations.

Risks Related to Nxu’s Management

Nxu is dependent upon its executives for their services and the loss of personnel may have a material adverse effect on Nxu’s business and operations.

The loss of the services of Nxu’s CEO, CFO, or President, Mr. Mark Hanchett, Ms. Sarah Wyant, or Mrs. Annie Pratt, respectively, could have a material adverse effect on Nxu. Nxu does not maintain any key man life insurance on its executives. The loss of any of its executives’ services could cause investors to lose all or a part of their investment. Its future success will also depend on Nxu’s ability to retain and motivate other highly skilled employees. Competition for personnel in Nxu’s industry is intense. Nxu may not be able to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. If Nxu does not succeed in attracting new personnel or retaining and motivating its current personnel, its business will be adversely affected.

Nxu’s management team does not have experience running a public company.

While Nxu’s management team has a wide breadth of business experience, none of its executive officers have held an executive position at a publicly traded company prior to Nxu. Given the onerous compliance requirements to which public companies are subject, there is a chance its executive officers will fail to perform at a level expected of public company officers. In such an event, Nxu’s share price could be adversely affected. The management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of Nxu. Nxu may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. Nxu may upgrade its systems to an enterprise resource management system, and a delay could impact its ability or prevent it from timely reporting its operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development of the standards and controls necessary for Nxu to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected.

Management’s judgment, estimates and assumptions have a significant impact on business decisions and accounting policies.

Nxu’s management team is not infallible. Nxu relies heavily on its management team’s judgment in formulating the estimates and assumptions that govern its business decisions and accounting policies. Despite their best intentions, errors in Nxu’s management team’s judgment may result in significant negative impacts to Nxu’s financial performance.

Nxu relies on human resources, the loss of services of any of such personnel may have a material adverse effect on its business and operations.

Nxu relies on its management team, its advisors, third-party consultants, third-party developers, service providers, technology partners, outside attorneys, advisors, accountants, auditors, and other administrators. The loss of services of any of such personnel may have a material adverse effect on its business and operations.

Limitations of director liability and director and officer indemnification.

Nxu’s Charter limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to Nxu or its stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	transactions for which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Nxu’s Bylaws provide that Nxu will indemnify its directors, officers and employees to the fullest extent permitted by law. Nxu’s Bylaws also provide that Nxu is obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. Nxu believes that its Bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in Nxu’s Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to Nxu and its stockholders. Nxu’s results of operations and financial condition may be harmed to the extent Nxu pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Limitations on remedies; indemnification.

Nxu’s Charter, as amended from time to time, provides that officers, directors, employees and other agents and their affiliates shall only be liable to Nxu and its stockholders for losses, judgments, liabilities and expenses that result from fraud or other breach of fiduciary obligations. Additionally, Nxu assumed certain indemnification agreements with each of its officers and directors consistent with industry practice. Thus, certain alleged errors or omissions might not be actionable by Nxu. Nxu’s governing instruments also provide that, under the broadest circumstances allowed under law, Nxu must indemnify its officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with Nxu, including liabilities under applicable securities laws.

Risks Related to Nxu’s Capital Structure and Ownership of its Class A Common Stock

Nxu cannot predict the impact its dual class structure may have on its stock price.

Nxu cannot predict whether its dual class structure will result in a lower or more volatile market price of its Class A common stock or in adverse publicity or other adverse consequences. For example, because of its dual class structure, Nxu will likely be excluded from certain indexes, and Nxu cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make its Class A common stock less attractive to other investors. As a result, the market price of Nxu’s Class A common stock could be adversely affected.

The market price of Nxu’s Class A common stock has fluctuated, and may continue to fluctuate, significantly.

The market price of the Nxu Class A common stock has fluctuated, and may continue to fluctuate, significantly and Nxu’s stockholders may lose all or part of their investment.

The market prices for securities of startup companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of Nxu’s Class A common stock has fluctuated, and may continue to fluctuate, significantly in response to numerous factors, some of which are beyond its control, such as:

•	actual or anticipated adverse results or delays in its research and development efforts;

•	its failure to commercialize its Nxu Platform and Nxu Truck;

•	unanticipated serious safety concerns related to the use of its products;

•	adverse regulatory decisions;

•	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and its ability to obtain patent protection for its intellectual property, government investigations and the results of any proceedings or lawsuits, including patent or stockholder litigation;

•	changes in laws or regulations applicable to the EV industry;

•	Nxu’s dependence on third party suppliers;

•	announcements of the introduction of new products by its competitors;

•	market conditions in the EV industry;

•	announcements concerning product development results or intellectual property rights of others;

•	future issuances of Nxu’s common stock or other securities;

•	the addition or departure of key personnel;

•	actual or anticipated variations in quarterly operating results;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by Nxu or Nxu’s competitors;

•	its failure to meet or exceed the estimates and projections of the investment community;

•	issuances of debt or equity securities;

•	trading volume of Nxu common stock;

•	sales of Nxu’s Class A common stock by Nxu or its stockholders in the future;

•	overall performance of the equity markets and other factors that may be unrelated to its operating performance or the operating performance of its competitors, including changes in market valuations of similar companies;

•	failure to meet or exceed any financial guidance or expectations regarding development milestones that Nxu may provide to the public;

•	ineffectiveness of Nxu’s internal controls;

•	general political and economic conditions;

•	effects of natural or man-made catastrophic events;

•	scarcity of raw materials necessary for battery production; and

•	other events or factors, many of which are beyond Nxu’s control.

Further, price and volume fluctuations may result in volatility in the price of Nxu’s Class A common stock, which could cause a decline in the value of Nxu’s common stock. Price volatility of Nxu’s Class A common stock might worsen if the trading volume of its shares is low. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors”, could have a dramatic and material adverse impact on the market price of Nxu’s Class A common stock.

Nxu’s Class A common stock may be delisted from Nasdaq if Nxu does not maintain compliance with Nasdaq’s continued listing requirements. If Nxu’s Class A common stock is delisted, it could negatively impact Nxu.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 2, 2024, Nxu received a notice from Nasdaq stating that Nxu is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Minimum Bid Requirement”). On October 1, 2024, Nxu received a second notice from Nasdaq confirming that Nxu is still not in compliance with the Minimum Bid Requirement as of September 30, 2024 and granting Nxu an additional 180 days, or until March 31, 2025, to regain compliance. Nasdaq’s determination is based on Nxu meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and Nxu’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On September 4, 2024, Nxu received a notice from Nasdaq notifying Nxu that, due to Ms. Nightengale not standing for re-election as a director of Nxu at Nxu’s 2024 annual meeting of stockholders held on August 14, 2024, Nxu was no longer in compliance with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605. On January 13, 2025, Nxu’s board of directors elected Erin Essenmacher to serve as an independent director of Nxu, effective immediately, to fill the vacancy on Nxu’s board of directors. Nxu’s board of directors also appointed Ms. Essenmacher to fill the existing vacancy on the audit committee of Nxu’ board of directors.

No assurances can be provided that Nxu will regain compliance with the minimum bid price requirement within the required compliance period. If Nxu’s Class A common stock ultimately were to be delisted for any reason, it could negatively impact Nxu by (i) reducing the liquidity and market price of Nxu’s Class A common stock; (ii) reducing the number of investors willing to hold or acquire Nxu’s Class A common stock, which could negatively impact Nxu’s ability to raise equity financing; (iii) limiting Nxu’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing Nxu from accessing the public capital markets; and (iv) impairing Nxu’s ability to provide equity incentives to its employees.

If the market price of Nxu’s Class A common stock continues to remain under $1.00 per share, the only cure may be to enact a reverse split of the stock. Failure to maintain compliance with Nasdaq’s Continued Listing Rules could be costly and have material adverse effects.

Nxu will continue to monitor the closing bid price of its Class A common stock and seek to maintain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of an additional reverse stock split, to regain compliance with the Minimum Bid Requirement.

On December 27, 2023, Nxu completed a reverse stock split at a ratio of 1-for-150. If Nxu does not maintain compliance with the Minimum Bid Requirement, Nxu may be forced to complete another reverse stock split, which could negatively affect the price of its Nxu’s Class A common stock.

Further, while Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain Nxu’s listing, even if Nxu regains compliance with the Minimum Bid Requirement.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a compliance period. Nxu has effected a reverse stock split with a cumulative ratio of 150 shares to one. A subsequent reverse stock split could cause Nxu to exceed the 1-for-250 ratio. If such ratio is exceeded, Nxu would no longer be eligible for a compliance period and may be subject to an immediate delisting notification in the event it cannot comply with the Minimum Bid Requirement in the future.

Any future non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on Nxu’s business, reputation, financing, and results of operation. A delisting could substantially decrease trading in Nxu’s Class A common stock, adversely affect the market liquidity of Nxu’s Class A common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of Nxu’s Class A common stock may decline further and stockholders may lose some or all of their investment.

Nxu does not anticipate dividends to be paid on its Class A common stock and investors may lose the entire amount of their investment.

A dividend has never been declared or paid in cash on Nxu’s Class A common stock and Nxu does not anticipate such a declaration or payment for the foreseeable future. Nxu expects to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their Class A common stock. Nxu cannot assure stockholders of a positive return on their investment when they sell their Class A common stock, nor can Nxu assure that stockholders will not lose the entire amount of their investment. Any payment of dividends on its capital stock will depend on Nxu’s earnings, financial condition and other business and economic factors affecting Nxu at such a time as the Nxu board of directors may consider it relevant. If Nxu does not pay dividends, its Class A common stock may be less valuable because a return on its stockholders’ investment will only occur if Nxu’s Class A common stock price appreciates.

Nxu is an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if Nxu takes advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make its securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

Nxu is an “emerging growth company” within the meaning of the Exchange Act, as modified by the JOBS Act, and Nxu may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, Nxu’s stockholders may not have access to certain information they may deem important. Nxu could be an emerging growth company for up to five years, although circumstances could cause Nxu to lose that status earlier, including if the market value of Nxu’s Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case Nxu would no longer be an emerging growth company as of the following December 31. Nxu cannot predict whether investors will find its securities less attractive because Nxu will rely on these exemptions. If some investors find Nxu’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Nxu has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Nxu, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Nxu’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, Nxu is a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Nxu will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of Nxu’s common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) Nxu’s annual revenues exceeded $100 million during such completed fiscal year and the market value of Nxu’s common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent Nxu takes advantage of such reduced disclosure obligations, it may also make the comparison of Nxu’s financial statements with other public companies difficult or impossible.

Nxu will incur significant additional costs as a result of being a public company, and its management will be required to devote substantial time to compliance with its public company responsibilities and corporate governance practices.

Nxu expects to incur increased costs associated with corporate governance requirements that are applicable to it as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank  Act, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase its accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of its current employees and increased assistance from consultants. Nxu expects such expenses to further increase after it is no longer an “emerging growth company.” Nxu also expects these rules and regulations to make it more expensive for it to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for Nxu to attract and retain qualified persons to serve on the Nxu board of directors or as executive officers. Furthermore, these rules and regulations will increase its legal and financial compliance costs and will make some activities more time-consuming and costly. Nxu cannot predict or estimate the amount of additional costs it will incur as a public company or the timing of such costs. In addition, its management team will need to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of Nxu’s business, including operational and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect its business, prospects, financial condition, results of operations, and cash flows.

Small public companies are inherently risky and Nxu may be exposed to market factors beyond Nxu’s control. If such events were to occur it may impact its operating results.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and Nxu will be subject to oversight from governing bodies and regulations that will be costly to meet. Nxu’s present officers have limited experience in managing a fully reporting public company, so Nxu may be forced to obtain outside consultants to assist it with meeting these requirements. These outside consultants are expensive and can have a direct impact on Nxu’s ability to be profitable. This will make an investment in Nxu a highly speculative and risky investment.

Nxu’s Bylaws include forum selection provisions, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Nxu.

Nxu’s Bylaws require that, unless Nxu consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of its business, (ii) any action asserting a claim of breach of a duty owed by any director, officer, employee, agent or stockholder of Nxu to Nxu or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine. In addition, Nxu’s Bylaws require that, unless Nxu consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of Nxu’s capital stock is deemed to have notice of and consented to the foregoing provisions.

These forum selection provisions in Nxu’s Bylaws may limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Nxu, which may discourage such lawsuits against Nxu. Nxu cannot be certain as to whether a court would enforce these provisions, and if a court were to find the forum selection provisions contained in Nxu’s Bylaws to be inapplicable or unenforceable in an action, Nxu may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Nxu may use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights will result in the dilution of the ownership interests of its existing stockholders.

Nxu may use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights, including settlement or exercise of incentive awards prior to or concurrently with the Merger, will result in the dilution of the ownership interests of its existing stockholders.

Nxu is subject to general securities investment risks.

All investments in securities involve the risk of loss of capital. No guarantee or representation is made that an investor will receive a return of its capital. The value of Nxu’s Class A common stock can be adversely affected by a variety of factors, including development problems, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments and trends, and general business and economic conditions.

A sale, or the perception of future sales, of a substantial number of shares of Nxu’s Class A common stock may cause the share prices to decline.

If Nxu’s stockholders sell, or the market perceives that Nxu’s stockholders intend to sell for various reasons, substantial amounts of Nxu’s Class A common stock in the public market, including shares issued in connection with the exercise of outstanding options, the market price of its shares could fall. Sales of a substantial number of shares of Nxu’s Class A common stock may make it more difficult for Nxu to sell equity or equity-related securities in the future at a time and price that Nxu deems reasonable or appropriate. Nxu may become involved in securities class action litigation that could divert management’s attention and harm its business. The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of automotive companies. These broad market fluctuations may cause the market price of Nxu’s Class A common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of a company’s securities. Nxu may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect its business.

Nxu’s quarterly operating results may fluctuate.

Nxu expects its operating results to be subject to quarterly fluctuations. Nxu’s net loss and other operating results will be affected by numerous factors, including:

•	any intellectual property infringement lawsuit in which Nxu may become involved;

•	regulatory developments affecting its products and related services; and

•	Nxu’s execution of any collaborative, licensing or similar arrangements, and the timing of payments Nxu may make or receive under these arrangements.

If Nxu’s quarterly operating results fall below the expectations of investors or securities analysts, the price of Nxu’s Class A common stock could decline substantially. Furthermore, any quarterly fluctuations in its operating results may, in turn, cause the price of Nxu’s Class A common stock to fluctuate substantially.

Unfavorable securities industry reports could have a negative effect on Nxu’s share price.

Any trading market for Nxu’s Class A common stock will be influenced in part by any research reports that securities industry analysts publish about Nxu. Should one or more of such analysts downgrade Nxu’s securities, or otherwise reports on Nxu unfavorably, or discontinues coverage, the market price and market trading volume of Nxu’s Class A common stock could be negatively affected.

Item 1B.         Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

As part of our overall risk management processes and procedures, we have instituted a cybersecurity program designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. We have implemented policies to ensure we can control and monitor all devices that may have access to our protected information. We may engage external experts, including cybersecurity assessors, consultants and auditors, to evaluate cybersecurity measures and risk management processes as needed. Our Chief Financial Officer and President oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board receives periodic updates from our Chief Executive Officer and President regarding the overall state of our cybersecurity program, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

Management's Role in Cybersecurity Risk Management

Our Chief Executive Officer and President are responsible for assessing and managing material risks from cybersecurity threats. Our Chief Executive Officer and President possess relevant expertise in various disciplines that are key to effectively managing such risks, such as technology systems, technology leadership, technological development, cybersecurity, regulatory compliance and corporate governance. Our Chief Executive Officer and President are informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our Chief Financial Officer and legal personnel.

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

Item 3.         Legal Proceedings

From time to time, we may be involved in litigation matters arising from the normal course of our business activities. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition, cash flows, price. See the discussions under Part I, Item 1A, “Risk Factors – Risks Related to Pending Merger with Verde – Stockholder litigation could prevent or delay the consummation of the Merger or otherwise negatively impact our business, operating results and financial condition”, and under “Contingencies” in Note 12 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, to this Form 10-K, which discussions are incorporated herein by reference.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock, par value $0.0001 per share, is listed on Nasdaq and trades under the symbol “NXU.” Our Class B common stock, par value $0.0001 per share, is not listed or trade on any stock exchange.

Holders of Record

As of March 14, 2025, there were approximately 16,935 holders of record of shares of our Class A common stock and two holders of record of our shares of Class B common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our Class A common stock, and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

We did not purchase any shares of our Class A common stock during the quarter ended December 31, 2024.

Item 6.         [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Form 10-K.  See also the discussion of “Forward-Looking Statements” immediately preceding Part I of this Form 10-K.

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

On February 11, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). During the Special Meeting, Nxu’s stockholders voted to approve, among other things, (i) the issuance of shares of Nxu’s common stock, which will represent more than 20% of the shares of Nxu’s common stock outstanding immediately prior to the consummation of the Merger, to Verde’s stockholders, pursuant to the terms of the Merger Agreement, and (ii) the change of control of the Company resulting from the Merger, pursuant to Nasdaq Listing Rules 5635(a) and 5635(b) (such proposals, the “Merger Proposals”).

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

Company Outlook

We have historically focused on building products to capture the commercial and industrial markets which represent a portion of the EV opportunity that we believe is not fully serviced by existing EV solutions. Individuals and companies that make up these segments require vehicles and equipment that are comparable in performance to their existing diesel-powered vehicles and equipment. However, limited battery capacity, range anxiety, and long charge times continue to be primary challenges to electrification. We historically developed products aimed at addressing these challenges, including our proprietary mega-watt charging infrastructure and energy storage solutions.

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

Our operations have been financed primarily through net proceeds from the sale of securities. During the year ended December 31, 2024, we raised approximately $13.1 million net, after expenses, through our “At-The-Market” equity offering (“ATM”) and the issuance of securities in a private placement (the “PIPE”) pursuant to that certain Securities Purchase Agreement, dated as of December 26, 2024 (the “PIPE Securities Purchase Agreement”). See the discussion included in Part II, Item 8, “Financial Statements and Supplementary Data”, to this Form 10-K for additional information.

On May 10, 2024, we announced our intention to evaluate strategic alternatives, with the Strategic Planning Committee of our Board of Directors (the “Strategic Planning Committee”) leading such evaluation with outside assistance from advisors. At the time of announcement, the Strategic Planning Committee had identified targets for a business combination intended to position the newly combined company for sustainable long-term value creation with a strengthened financial profile. On October 23, 2024, we entered into the Merger Agreement with Verde. On February 11, 2025, Nxu’s stockholders approved the Merger Proposals. There can be no assurance that we will be successful in effecting the Merger or any other transactions or realizing any of the intended benefits, including obtaining a sufficient level of capital through this or other channels in the time frames needed to sustain or grow the business or on terms agreeable to us. As we focus on a Merger with Verde, we remain focused on reducing costs to maximize the strength of our balance sheet, reducing our use of cash, and continuing to evaluate all feasible paths to raising capital to fund operations through the date of a merger closing.

Segment Information

We evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”) and concluded that Nxu is comprised of one operating segment. We report segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Revenue and Profitability

Focus on Megawatt Charging

During the year ended December 31, 2024, we generated revenue from the operation of our NxuOne™ megawatt charging station delivering electricity to consumer and commercial customer EVs in Mesa, Arizona. We expect to continue to generate revenue from charging customer vehicles. Sales of electricity to consumer and commercial customers for EV charging generated losses during the year ended December 31, 2024, primarily as a result of discounted prices offered to customers near the beginning of the year to generate customer interest and encourage high charging station utilization, and due to the cost of depreciation. Our goal is to continue to drive customer interest while focusing on increasing opportunities for profitability through utilization of our NxuOne™ charging station network, competitive pricing, and deployment of additional NxuOne™ charging stations.

For the year ended December 31, 2023, we generated revenue totaling approximately $0.5 million through the sale of battery systems and components. We have not continued to generate revenue from the production and sale of battery systems and components.

Other Investing Activities and Opportunities

On June 28, 2024, we entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in our leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale were sold in an online public auction (the “Auction”) held on August 13, 2024. In connection with the Auction contract, the Company sold certain assets previously classified as held for sale for total cash proceeds of approximately $0.4 million, net of SVD commissions, and recorded a related loss on the disposal of assets sold at the Auction of approximately $0.5 million. The Company attempted to sell remaining assets classified as held for sale in a second online auction held on December 17, 2024 (the “Second Auction”). No assets were sold at the Second Auction. The Company continues to classify manufacturing equipment and certain other assets that were not sold during the year, but that are available and marketed for sale, as held for sale assets.

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

In May 2024, we paused production of our NxuOne™ charging station and reduced our headcount across Product, Engineering, Manufacturing, and General & Administrative functions in an effort to reduce costs. In addition, we consolidated and streamlined product plans and processes within our remaining functions, with a focus on lessening our reliance on outside vendors. The resulting cost savings we gained allowed us to shift our focus toward evaluating and pursuing strategic alternatives.

Capital Funding

During the year ended December 31, 2024, we raised capital through our ATM equity offering and a private placement offering. As of the year ended December 31, 2024, we raised $10.7 million, net of commissions and offering costs, through the issuance and sales of our Class A common stock through the ATM.

On December 26, 2024, Nxu entered into the PIPE Securities Purchase Agreement with certain investors (the “PIPE Investors”), pursuant to which Nxu sold an aggregate of (i) 6,800,000 shares of Class A common stock (the “PIPE Purchased Shares”), (ii) pre-funded warrants to purchase 5,200,000 shares of Class A common stock (the “Pre-Funded PIPE Warrants”), (iii) Series A warrants to purchase up to 6,000,000 shares of Class A common stock (the “Series A PIPE Warrants”), and (iv) Series B warrants to purchase a number of shares of Class A common stock (the “Series B PIPE Warrants” and together with the Pre-Funded PIPE Warrants and the Series A PIPE Warrants, the “PIPE Warrants” and together with the PIPE Purchased Shares, the “PIPE Securities”). The Series A PIPE Warrants contained a reset adjustment expected to occur on the date (the “PIPE Reset Date”) that is the eighth trading day after the effectiveness of a registration statement on Form S-3 (or a Form S-1 if the Company is not then eligible to register for resale such securities on Form S-3) or, if later, the eighth trading day after the Company obtains stockholder approval of the issuance of the shares of Class A common stock underlying the Series A PIPE Warrants and the Series B PIPE Warrants as required by the rules and regulations of Nasdaq. The reset price means the greater of (i) 80% of the lowest daily weighted average price (as defined) and (ii) a floor price of $0.0524 (subject to adjustment). The aggregate offering price for the PIPE Securities sold was approximately $2.4 million, net of offering costs.

On December 30, 2024, Nxu filed a registration statement on Form S-1 (File No. 333-284086) to register for resale by the PIPE Investors up to 114,503,816 shares of Nxu Class A common stock, consisting of (1) 6,800,000 PIPE Purchased Shares, (2) 5,200,000 shares of Nxu Class A common stock issuable upon exercise of the Pre-Funded PIPE Warrants, (3) up to 57,251,908 shares of Nxu Class A common stock issuable upon exercise of the Series A PIPE Warrants, and (4) up to 45,251,908 shares of Nxu Class A common stock issuable upon exercise of the Series B PIPE Warrants. Such registration statement went effective on January 24, 2025.

On February 11, 2025, Nxu held the Special Meeting, during which Nxu’s stockholders voted to approve the issuance of the shares of Nxu’s Class A common stock issuable upon exercise of the Series A PIPE Warrants and Series B PIPE Warrants pursuant to the terms of the PIPE Securities Purchase Agreement.  On February 24, 2025, the PIPE Reset Date, the aggregate number of shares of common stock issuable in connection with the alternative cashless exercise of Series A PIPE Warrants was determined to be 57,251,908. Also, on the PIPE Reset Date, the aggregate number of shares of common stock issuable in connection with the exercise of Series B PIPE Warrants, for an exercise price of $0.0001, was determined to be 1,474,668. As of the date of this Form 10-K, all Series A PIPE Warrants and Series B PIPE Warrants have been fully exercised.

On December 30, 2024, Nxu filed a registration statement on Form S-1 (File No. 333-284086) to register for resale by the PIPE Investors up to 114,503,816 shares of Nxu Class A common stock, consisting of (1) 6,800,000 PIPE Purchased Shares, (2) 5,200,000 shares of Nxu Class A common stock issuable upon exercise of the Pre-Funded PIPE Warrants, (3) up to 57,251,908 shares of Nxu Class A common stock issuable upon exercise of the Series A PIPE Warrants, and (4) up to 45,251,908 shares of Nxu Class A common stock issuable upon exercise of the Series B PIPE Warrants.

See the discussion included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K for more information.

We intend to continue to focus on capital financing, conscientious operational spending and managing our cash position to optimize our potential for growth and profitability. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Strategic Investment in Lynx

On December 27, 2023,  the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Lynx Motor Corporation (“Lynx”), pursuant to which Lynx sold to the Company, and the Company purchased from Lynx, a number of newly issued shares of Lynx representing 15% of the issued and outstanding equity interests in Lynx in exchange for 1,000 newly issued shares of series A convertible preferred stock, par value $0.0001 per share, of the Company (the “Series A Convertible Preferred Stock” or “Series A Convertible Preferred Shares”). Each Series A Convertible Preferred Share is convertible into 1,000 shares of Class A common stock, par value $0.0001 per share, of the Company for a conversion price of $3.00 per share. The Share Exchange Agreement contains customary representations and warranties by the Company. As a part of the transaction, the Company designated one person to serve on the board of directors of Lynx. The Company’s investment in Lynx is presented within investment in Lynx at the fair market value of the Series A Convertible Preferred Stock on the transaction date, with the corresponding issuance of Series A Convertible Preferred Stock presented within stockholders’ equity in the consolidated balance sheets.

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

The Company assessed its investment in Lynx determining that Lynx’s fair value had deteriorated due to its delay in vehicle production and related sales and its need to raise capital through discounted equity offerings to fund continuing operations. In accordance with ASC 321, Equity Investments, the Company performed a qualitative assessment of various impairment indicators, including proposed terms for a discounted private funding round, and concluded the investment in Lynx was impaired as of December 31, 2024. As a result, and since the impairment charge was both probable and reasonably estimable as of December 31, 2024, the Company recognized an estimated impairment loss equal to the difference between the fair value of the investment and its carrying amount. An impairment charge of $1.3 million was recorded within other (loss) income, net in the consolidated statements of operations for the year ended December 31, 2024.

Results of Operations

The following table sets forth certain statement of operations data for the years ended December 31, 2024 and 2023 (in thousands, certain amounts may not calculate due to rounding):

	Years Ended December 31,
	2024	% of Total operating expenses	2023	% of Total operating expenses	Change

Revenue	$18	—%	$496	1%	$(478)

Cost of revenue	15	—	1,015	2	(1,000)
Depreciation	80	—	14	—	66
Total cost of revenue	95	—	1,029	2	(934)
Gross loss	(77)	—	(533)	(1)	456

Operating expenses
Research and development	825	4	13,174	28	(12,349)
General and administrative	21,735	96	33,357	71	(12,487)
Advertising	73	—	319	1	(246)

Total operating expenses	22,633	100	46,850	100	(26,142)

Operating loss	(22,710)	—	(47,383)	—	26,598

Other income (expense), net	(1,038)	—	7,205	—	(10,168)

Net loss	$(23,748)	—%	$(40,178)	—%	$16,430

Revenue. We recognized charging revenue during the year ended December 31, 2024 of approximately $18 thousand from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. No battery revenue was recognized during the year ended 2024.

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

Cost of revenue and depreciation. We recognized cost of revenue during the year ended December 31, 2024 of approximately $0.1 million. The cost of revenue represents energy costs and depreciation related to charging station services.

We recognized cost of revenue during the year ended December 31, 2023 of approximately $1.0 million. The cost of revenue primarily represents the product cost of battery system and components sales, along with the write-off of approximately $0.9 million in battery system and components work-in-process inventory that was not completed or sold. We also recognized a nominal amount of energy costs and depreciation related to the charging station services.

Gross Loss. Gross loss decreased approximately $0.45 million from $0.53 million for the year ended December 31, 2023 to $0.08 million in the year ended December 31, 2024 as we paused battery system and component sales and continued charging services. Gross loss represents revenue less energy costs and depreciation related to charging station services.

Research and development. Research and development decreased $12.4 million from $13.2 million in the year ended December 31, 2023 to $0.8 million in the year ended December 31, 2024 as we paused development and production of our battery technologies and megawatt charging stations and additionally initiated cost saving measures, including reducing headcount in operations and ceasing initial development of future products. Research and development costs in 2024 primarily relate to payroll expenses of approximately $1.4 million incurred during the first half of the year, offset by forfeitures of stock-based compensation expense of approximately $0.5 million and labor costs capitalized to production of NxuOne™ charging stations of approximately $0.5 million.

General and administrative. General and administrative expenses decreased $11.7 million from $33.4 million in the year ended December 31, 2023 to $21.7 million in the year ended December 31, 2024. The change was due to a decrease in stock-based compensation of approximately $9.2 million, a reduction in payroll expense of approximately $1.1 million, impairment of long-lived assets of $2.2 million, $0.8 million loss on disposal of assets, and decreases in legal fees, accounting fees, and other professional services to facilitate public company activities of approximately $2.3 million.

Advertising. Advertising decreased by $0.25 million from $0.32 million in the year ended December 31, 2023 to $0.07 million in the year ended December 31, 2024 as we shifted our focus to producing NxuOne™ charging stations in the first quarter of the year and evaluating strategic alternatives for the rest of 2024. During 2023, as we worked towards scaling battery and component system production and then shifted to development and deployment of NxuOne™ charging stations, we incurred costs related to marketing and public relations services and technology platforms of approximately $0.2 million.

Other income (expense), net. Other income (expense), net decreased by $8.2 million from a gain of $7.2 million for the year ended December 31, 2023 to a loss of $1.0 million during the year ended December 31, 2024.  The net loss recorded in 2024 was primarily as a result of an impairment of the Company’s investment in Lynx of $1.3 million and write down of the value of held for sale assets of $1.1 million, net of recoveries. Other income as of December 31, 2023 primarily consisted of a gain on convertible debt and warrant liability of approximately $8.3 million.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023

Net cash used in operating activities	$(12,078)	$(27,741)
Net cash used in investing activities	(1,335)	(1,920)
Net cash provided by financing activities	13,234	29,806

As disclosed in Note 1 – Organization and Basis of Presentation of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K, the accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern.

During the year ended December 31, 2024, we incurred a net loss of approximately $23.7 million and had net cash used in operating activities of $12.1 million. On December 31, 2024, we had $2.7 million in cash and an accumulated deficit of approximately $283.4 million.

During the year, we raised capital through a our ATM equity offering and a private placement offering. As of the year ended December 31, 2024, we raised $10.7 million, net of commissions and offering costs, through the issuance and sales of our Class A common stock through the ATM. We also raised an additional $2.4 million, net of offering costs, through the PIPE Securities Purchase Agreement.

These matters, among others, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date these financial statements are issued. We believe that we currently have sufficient cash resources to fund our plan of operations through the second quarter of 2025. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets through public listing. We plan to continue considering all avenues available to us in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, equity lines of credit and strategic partnerships. Our success is dependent upon achieving our strategic and financial objectives, including continuing to acquire capital through public markets.

Net cash used in operating activities.  Net cash used in operating activities during the year ended December 31, 2024, was $12.1 million. The use of cash resulted primarily from a net loss of $23.4 million and net changes in total operating assets and liabilities, including the net change in operating lease assets and liabilities, of approximately $2.1 million, offset by employee stock-based compensation expense of $8.4 million, loss on disposal of property and equipment of $0.8 million, charges of impairment for long-lived assets and loss on assets held for sale of $2.2 million, impairment of the investment in Lynx of $1.3 million, non-cash depreciation and amortization of $0.8 million, and other changes in working capital.

Net cash used in operating activities during the year ended December 31, 2023, was $27.7 million. The use of cash resulted primarily from a net loss of $40.2 million, and changes in the fair value of convertible debt and warrant liabilities of $8.3 million, offset by employee and non-employee stock-based compensation expense of $19.8 million, non-cash warrant expense of $1.0 million, and changes in working capital.

Net cash used in investing activities.  Net cash used in investing activities for the years ended December 31, 2024, and 2023, was $1.3 million and $1.9 million, respectively. Cash used in investing activities was related to purchases of property and equipment during each period, offset by proceeds from the sale of property and equipment. For the year ended December 31, 2023, cash used in investing activities include $0.3 million loaned to Lynx, a related party.

Net cash provided by financing activities.  Net cash provided by financing activities of $13.2 million during the year ended December 31, 2024 primarily consisted of proceeds from stock issued under the ATM and the PIPE Securities purchased.

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

We have contractual lease obligations for our two properties with initial lease terms ending in June and October 2025. The lease agreement for our warehouse facility in Mesa, Arizona includes one or more options to renew with renewal terms that can extend the lease term by five years or more. In addition, we also have obligations under our convertible debt facility to repay the remaining balance not converted into equity at the maturity date two years from issuance.

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

Impairment of Long-lived Assets

Long-lived assets, including EV charging systems, and intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that we analyze in determining whether an impairment in our long-lived assets exists include determining if there is a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent to which a long-lived asset is being used in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; accumulations of costs in significant excess of the amounts expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and current expectations that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life.

When an impairment indicator is present, we determine if the carrying value of the asset is recoverable by comparing it to its expected undiscounted future cash flows derived from the direct use or disposal of the long-lived assets. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins plus management’s estimate of the long-lived asset’s residual value less costs to dispose.

Impairment of Cost Method Investments

We periodically evaluate our investment in Lynx to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. In our evaluation of the fair value of the investment, we consider information, if provided to us by Lynx, such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, and board materials, and we may make additional inquiries of Lynx management.

Indicators of impairment in our investment in Lynx may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in the Lynx’s enterprise value and changes in the Lynx’s investment pricing. To determine changes in Lynx’s investment pricing, we obtain agreements executed with Lynx investors to derive the value per share based on the exercise price of warrants issued, the conversion price of convertible notes issued, or other unobservable inputs and assumptions. We compare the derived value per share for recent investments by other investors with the value of Nxu’s investment in Lynx to determine if our investment is impaired. If we determine that our investment is impaired, we reduce its carrying value to its estimated fair value and recognize an impairment loss.

Stock-based Compensation

As disclosed in Note 13 – Stock-based Compensation and Common Stock of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K, we account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost for equity classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period.

We have granted stock-based awards consisting of restricted stock units and non-qualified stock options to employees, members of our board of directors and non-employees. Restricted stock units generally vest over various periods, ranging from immediate to increments over a period of three years. The Company generally accounts for restricted stock units as liability-classified awards; the awards are granted at a fixed dollar amount settled in a variable number of shares, and as such, the fair value approximates the fixed dollar amount at inception. The Company has also accounted for certain awards of restricted stock units as equity-classified awards, which vest over various periods, ranging from one to three years. Existing stock options generally vest over three years at a rate of 33.33% each year beginning one year after the grant date, with the exception of (1) stock options granted to our Chief Executive Officer and our President which vest on the first of each month through December 1, 2024 and (2) stock options granted to employees on February 23, 2024, which vested in two equal tranches on the last day of each calendar quarter. Stock options generally expire 10 years from the grant date and are exercisable when the options vest. Stock-based compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period based on the estimated fair value of the awards on the grant date. Forfeitures are accounted for as they occur in accordance with ASC 718-10-35-3. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. Calculating the fair value of stock option awards using the Black-Scholes option pricing model requires the input of certain subjective assumptions, including the fair value of the underlying common stock, expected common stock price volatility, expected dividend yield of our common stock, risk-free interest rates, and the expected option term. The assumptions used in the Black-Scholes option-pricing model is estimated as described below. Other reasonable assumptions could have a material impact on our stock-based compensation expense and therefore, our operational results.

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

Convertible Debt and Warrant Liabilities

As disclosed in Note 15 – Fair Value of the Notes to the Consolidated Financial Statements included in Part II, Item 8– Financial Statements and Supplementary Data to this Form 10-K, we elected the fair value option for our convertible debt and warrant liability in accordance with ASC 815, Derivatives and Heading (“ASC 815”) and ASC 820, Fair Value Measurements (“ASC 820”). As a result, our convertible debt instrument and warrant liabilities require the use of the Monte Carlo or Black Scholes valuation model to determine fair value. Calculating the fair value of convertible debt and warrants utilizing this model requires the input of certain subjective assumptions, including the expected share price at conversion/exercise, equity volatility, dividend yield, expected life and risk free rate. Other reasonable assumptions related to the inputs used in the calculation could have a material impact on the fair market value of our convertible debt and warrants and therefore, our operational results.

Expected Volatility – The volatility rate was determined by using an average of historical volatilities of selected peers deemed to be comparable to our business corresponding to the expected option term to the extent that we did not have sufficient history of trading on our common stock at the time of valuation.

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

Emerging Growth Company Status

As a public reporting company under the Exchange Act, we are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act”) under the reporting rules set forth under the Exchange Act. As defined in the JOBS Act, an emerging growth company is defined as a company with less than $1.235 billion in revenue during its last fiscal year. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (ii) December 31, 2027, the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.         Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements, the Report thereon, the Notes thereto, and the supplementary data commencing on page F-1 of this Form 10-K, which Consolidated Financial Statements, Report, Notes and data are incorporated herein by reference.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” nor a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of the Company’s year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Information called for by the Items included under this Part III will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 10         Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 11         Executive Compensation

The information required by this Item is incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13         Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14         Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1)         Financial Statements:

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 16, 2023, by and among Atlis Motor Vehicles Inc., a Delaware corporation, Nxu, Inc., a Delaware corporation, and Atlis Merger Sub Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Nxu, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023).
2.2†	Agreement and Plan of Merger, dated as of October 23, 2024, by and among Nxu, Inc., Nxu Merger Sub, Inc., Nxu Merger Sub, LLC and Verde Bioresins, Inc. (incorporated by reference to Exhibit 2.1 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
3.1	Certificate of Incorporation of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 10-K filed with the SEC on April 1, 2024).
3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2023).
3.3	Certificate of Amendment of Certificate of Incorporation of Nxu, Inc., dated August 16, 2024 (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 8-K filed with the SEC on August 16, 2024).
3.4	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 to Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2023).
3.5	Certificate of Designations of Series B Preferred Stock of Nxu, Inc., dated August 16, 2024 (incorporated by reference to Exhibit 3.5 of Nxu, Inc.’s Registration Statement on Form S-4 filed with the SEC on November 12, 2024)
3.6	Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.4 of Nxu, Inc.’s Form 10-K filed with the SEC on April 1, 2024).
3.7	Amendment No. 1 to the Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 8-K filed with the SEC on July 24, 2024).
4.1	Form of Senior Secured Original Issue 10% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Nxu, Inc.’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to Nxu, Inc.’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
4.4	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
4.5	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 10, 2023).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on August 4, 2023).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 10, 2023).

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 10, 2023).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2024).
4.11	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2024).
4.12	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2024).
4.13	Form of Registration Rights Agreement, dated as of December 26, 2024, by and among Nxu, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2024).
4.14*	Description of Securities, filed herewith.
10.1†	Amended Collaboration Agreement, dated July 28, 2022, between Nxu, Inc. and Australian Manufactured Vehicles (incorporated by reference to Exhibit 10.6 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
10.2+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on January 4, 2023).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Nxu, Inc.’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.4	Form of Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Nxu, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.5	Form of Securities Agreement (incorporated by reference to Exhibit 10.2 to Nxu, Inc.’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.13 of Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on February 10, 2023).
10.7	Share Exchange Agreement, dated as of December 27, 2023, by and between Nxu, Inc. and Lynks Motor Corporation (incorporated by reference to Exhibit 10.1 to Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2023).
10.8+	Nxu, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Nxu, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 17, 2023).
10.9	Share Purchase Agreement, dated as of June 25, 2021, among Nxu, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.14 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.10	Letter Agreement Relating to Share Subscription Facility, dated as of September 19, 2023, among Nxu, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.16 to Nxu, Inc.’s Registration Statement on Form S-1 filed with the SEC on September 20, 2023).
10.11+	Board of Directors Agreement, dated May 11, 2023, between Nxu, Inc. and Britt Ide (incorporated by reference to Exhibit 10.1 to Nxu, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.12+	Board of Directors Agreement, dated May 11, 2023, between Nxu, Inc. and Caryn Nightengale (incorporated by reference to Exhibit 10.2 to Nxu, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.13+	Board of Directors Agreement, dated June 15, 2023, between Nxu, Inc. and Jessica Billingsley (incorporated by reference to Exhibit 10.3 to Nxu, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.14+	Employment Agreement, dated as of May 12, 2023, between Nxu, Inc. and Mark Hanchett (incorporated by reference to Exhibit 10.4 to Nxu, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.15+	Employment Agreement, dated as of May 12, 2023, between Nxu, Inc. and Annie Pratt (incorporated by reference to Exhibit 10.5 to Nxu, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on July 10, 2023).
10.16+	Employment Agreement, dated as of April 28, 2023, between Nxu, Inc. and Sarah Wyant (incorporated by reference to Exhibit 10.20 of Nxu, Inc.’s Form 10-K filed with the SEC on April 1, 2024).
10.17+	Letter Agreement dated April 5, 2024 by and between Nxu, Inc. and Britt Ide (incorporated by reference to Exhibit 10.1 of Nxu, Inc.’s Form 8-K filed with the SEC on April 5, 2024).
10.18+	Letter Agreement dated April 5, 2024 by and between Nxu, Inc. and Caryn Nightengale (incorporated by reference to Exhibit 10.2 of Nxu, Inc.’s Form 8-K filed with the SEC on April 5, 2024).
10.19+	Letter Agreement dated April 5, 2024 by and between Nxu, Inc. and Jessica Billingsley (incorporated by reference to Exhibit 10.3 of Nxu, Inc.’s Form 8-K filed with the SEC on April 5, 2024).
10.20+	Nxu, Inc. Amended and Restated 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of Nxu, Inc.’s Form 8-K filed with the SEC on August 16, 2024).

10.21	Form of Nxu Support Agreement (incorporated by reference to Exhibit 10.1 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.22	Form of Verde Support Agreement (incorporated by reference to Exhibit 10.2 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.23	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.24	Voting Agreement and Irrevocable Proxy, dated as of October 23, 2024, by and between Nxu, Inc. and Mark Hanchett (incorporated by reference to Exhibit 10.4 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.25+	Form of Amendment to Employment Agreement, by and between Nxu, Inc. and each of Mark Hanchett and Annie Pratt (incorporated by reference to Exhibit 10.5 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.26+	Executive Employment Agreement, dated as of October 23, 2024, by and between Nxu, Inc. and Sarah Wyant (incorporated by reference to Exhibit 10.6 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.27+	Form of Board of Directors Agreement, by and between Nxu, Inc. and each of Jessica Billingsley and Britt Ide (incorporated by reference to Exhibit 10.7 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.28+	Amendment to Restricted Stock Award Agreement, dated as of October 23, 2024, by and between Nxu, Inc. and Caryn Nightengale (incorporated by reference to Exhibit 10.8 of Nxu, Inc.’s Form 8-K filed with the SEC on October 24, 2024).
10.29+*	Board of Directors Agreement, dated January 13, 2025, by and between Nxu, Inc. and Erin Essenmacher.
19.1*	Policy Regarding Insider Trading and Dissemination of Inside Information.
21.1*	List of Subsidiaries of Nxu, Inc.
23.1*	Consent of Prager Metis CPAs LLC, independent registered public accounting firm for Nxu, Inc.
24.1*	Power of Attorney (included on the signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of Nxu, Inc.’s Form 10-K filed with the SEC on April 1, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2025.

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

Signature	Title	Date

/s/ Mark Hanchett Mark Hanchett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2025

/s/ Annie Pratt Annie Pratt	President and Director	March 14, 2025

/s/ Sarah Wyant Sarah Wyant	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 14, 2025

/s/ Britt Ide Britt Ide	Director	March 14, 2025

/s/ Jessica Billingsley Jessica Billingsley	Director	March 14, 2025

/s/ Erin Essenmacher Erin Essenmacher	Director	March 14, 2025

NXU, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nxu, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nxu, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2024, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As described in Note 13 to the financial statements, the Company periodically evaluates its Investment in Lynx to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. In performing this evaluation, the Company considers various qualitative and quantitative factors, including financial information received from Lynx Motors Corporation (Lynx), including any fund raising or financing activity, board materials, and inquiries with Lynx’s management. If indicators of impairment exist, the Company estimates the fair value of the investment and records an impairment loss if the carrying amount exceeds fair value.

We identified the valuation of the impairment of the Investment in Lynx as a critical audit matter due to the significant judgments and estimates involved in determining the amount, if any, of the impairment. Management’s assessment incorporates subjective factors such as financial performance, changes in enterprise value, investment pricing, and business strategy changes. The determination of fair value requires significant management judgment and the use of complex valuation methodologies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s valuation of the impairment of the Investment in Lynx included the following, among others:

a.	Obtained and evaluated management’s impairment assessment, including an assessment of whether qualitative indicators of impairment existed.

b.	Obtained the Company’s calculation and recalculated the amount of the impairment including support for significant data points used in the calculation.

c.	Engaged a valuation specialist to evaluate the appropriateness of valuation methodologies used and the reasonableness of key assumptions underlying the fair value estimate.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020.

Hackensack, NJ

March 14, 2025

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,667	$2,846
Prepaid expenses and other current assets	1,034	999
Assets held for sale	717	-
Notes receivable from related party, net of allowance for doubtful accounts of $239 and $0, respectively	—	250
Total current assets	4,418	4,095

Property and equipment, net	1,753	3,865
Right-of-use assets, net	320	1,507
Investment in Lynx, net	1,694	3,000
Intangible assets, net	44	20
Security deposits	249	772
Total assets	$8,478	$13,259

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,645	$3,371
Variable share settled restricted stock units	-	1,334
Current portion of operating lease liability	782	864
Other current liabilities	-	40
Total current liabilities	2,427	5,609

Lease liability, net of current portion	-	688
Convertible debt and warrant liability, at fair value	19	65
Other long-term liabilities	-	233
Total liabilities	2,446	6,595
Commitments and contingencies (Note 12)

Stockholders' Equity:

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 23,563,170 issued and outstanding as of December 31, 2024; 2,563,288 issued and outstanding as of December 31, 2023	2	—
Class B Common Stock, par value $0.0001; 1,000,000,000 authorized; 279,504 issued and outstanding at December 31, 2024; 243,503 issued and outstanding at December 31, 2023	1	—
Series A Convertible Preferred Stock, par value $0.0001; 5,000 shares authorized; 0 issued and outstanding at December 31, 2024; 1,000 issued and outstanding at December 31, 2023	—	—
Series B Preferred Stock, par value $0.0001; 1 share authorized; 1 share issued and outstanding at December 31, 2024; 0 issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	289,415	266,302
Accumulated deficit	(283,386)	(259,638)
Total stockholders' equity	6,032	6,664
Total liabilities and stockholders' equity	$8,478	$13,259

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per-share data)

	Years Ended December 31,
	2024	2023

Revenue	$18	$496

Cost of revenue	15	1,015
Depreciation	80	14
Total cost of revenue	95	1,029
Gross loss	(77)	(533)

Operating expenses:
Research and development	825	13,174
General and administrative	21,735	33,357
Advertising	73	319

Total operating expenses	22,633	46,850

Operating loss	(22,710)	(47,383)

Other income (expense):
Interest income (expense)	72	(73)
Impairment of investment in Lynx	(1,306)	—
Warrant expense	—	(1,020)
Gain on convertible debt and warrant liability	44	8,265
Other income	152	33

Total other income (expense), net	(1,038)	7,205

Net loss	$(23,748)	$(40,178)

Loss per share, basic and diluted	$(1.88)	$(72.16)

Weighted average number of common shares outstanding used in computing loss per share:	12,636,240	556,826

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock
	Class A		Class C		Class B		Series A Convertible Preferred Stock		Series B Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2022	65,093	$—	—	$—	207,503	$—	—	$—	—	$—	$210,412	$(219,460)	$(9,048)

Class A common stock issued for cash	730,425	—	—	—	—	—	—	—	—	—	8,784	—	8,784
Class A common stock issued for cash under ATM	981,283	—	—	—	—	—	—	—	—	—	3,277	—	3,277
Shares adjustment after reverse stock split	10,002	—	—	—	—	—	—	—	—	—	—	—	—
Class B common stock issued	—	—	—	—	36,000	—	—	—	—	—	—	—	—
Issuance of Series A Convertible Preferred Stock	—	—	—	—	—	—	1,000	—	—	—	3,000	—	3,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	18,844	—	18,844
Common stock issued under stock compensation plans	136,494	—	—	—	—	—	—	—	—	—	—	—	—
Shares issued for services	973	—	—	—	—	—	—	—	—	—	106	—	106
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(1,081)	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Exercise of warrants	53,513	—	—	—	—	—	—	—	—	—	3,519	—	3,519
Warrant modification from liability to equity	—	—	—	—	—	—	—	—	—	—	222	—	222
Exercise of stock options	520	—	—	—	—	—	—	—	—	—	547	—	547
Conversion of long term debt to equity	359,399	—	—	—	—	—	—	—	—	—	17,623	—	17,623
Stock-based commitment fee	226,667	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(40,178)	(40,178)
Balance at December 31, 2023	2,563,288	$—	—	$—	243,503	$—	1,000	$—	—	$—	$266,302	(259,638)	$6,664

Common stock issued for cash under ATM	8,153,574	1	—	—	—	—	—	—	—	—	10,711	—	10,712
Class B stock issued	—	—	—	—	36,001	1	—	—	—	—	—	—	1
Series B preferred shares issued	—	—	—	—	—	—	—	—	1	—	—	—	—
Conversion of Series A Convertible Preferred Shares to Class A Common Shares	1,000,000	—	—	—	—	—	(1,000)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,840	—	9,840
Common stock issued under stock compensation plans	4,904,475	—	—	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(1,280)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	5,704	—	—	—	—	—	—	—	—	—	3	—	3
Exercise of stock options	137,409	—	—	—	—	—	—	—	—	—	136	—	136
Common stock issued pursuant to the PIPE Securities Purchase	6,800,000	1	—	—	—	—	—	—	—	—	2,423	—	2,424
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,748)	(23,748)
Balance at Dec 31, 2024	23,563,170	$2	—	$—	279,504	$1	—	$—	1	$—	$289,415	(283,386)	$6,032

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,748)	$(40,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for estimated loss on note receivable due from related party	239	—
Depreciation and amortization	834	689
Employee stock-based compensation	8,439	19,710
Non-employee stock-based compensation	—	106
Non-cash warrant expense	—	1,020
Net change in operating lease assets and liabilities	(668)	(59)
Loss on write-off of inventory	—	896
(Loss) gain on sale or disposal of property and equipment	847	(18)
Loss on impairment of lease right-of-use assets and related improvements	1,128	—
Loss on assets held for sale, net	1,060	—
Loss on impairment of investment in Lynx	1,306	—
Gain on convertible debt and warrant liability	(44)	(8,265)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(35)	(130)
Inventory	—	(784)
Security deposits	523	(650)
Accounts payable and accrued liabilities	(1,726)	212
Other current liabilities	—	(523)
Other long-term liabilities	(233)	233
Net cash used in operating activities	(12,078)	(27,741)

Cash flows from investing activities:
Purchases of property and equipment	(1,868)	(2,217)
Proceeds from the sale of property and equipment	551	559
Capitalized patent costs	(29)	(12)
Note receivable from related party	11	(250)
Net cash used in investing activities	(1,335)	(1,920)

Cash flows from financing activities:
Proceeds from public offering, net of equity offering costs	—	21,209
Proceeds from ATM, net of offering costs	10,712	3,277
Proceeds from private placement, net of equity offering costs	2,425	—
Proceeds from the issuance of convertible debt	—	7,330
Payments on convertible debt	—	(2,367)
Payments on financing lease liability	(40)	(158)
Proceeds from the exercise of stock options	136	547
Proceeds from the exercise of warrants	1	—
Tax withholdings related to restricted stock units and awards	—	(32)
Net cash provided by financing activities	13,234	29,806
Net decrease in cash	(179)	145
Cash and cash equivalents, beginning of period	2,846	2,701
Cash and cash equivalents, end of period	$2,667	$2,846

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$1
Cash paid for interest	$—	$6

Supplemental disclosure of non-cash investing and financing activities:
Debt converted to equity	$2	$18,063
Issuance of Series A Convertible Preferred stock for investment in Lynx	$—	$3,000
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,861	$1,263
Capital expenditures included in accounts payable and other accrued liabilities	$26	$204
Stock-based compensation expense capitalized to property and equipment	$67	$490

The accompanying notes are an integral part of these consolidated financial statements.

NXU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Transactions that occurred in connection with the Reorganization Merger are considered transactions between entities under common control, and thus the financial statements for periods prior to the Reorganization Merger have been adjusted to combine the previously separate entities for presentation purposes. See more information regarding shares of common stock authorized, issued and outstanding in connection with the Reorganization Merger in Note 13 – Stock-based Compensation and Common Stock.

Merger with Verde Bioresins, Inc.

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

On October 23, 2024, NXU Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nxu (“Merger Sub I”), NXU Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”) and Verde Bioresins, Inc., a Delaware corporation (“Verde”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the first merger (the “First Merger”) and promptly following the First Merger, Verde shall merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Merger”), with Merger Sub II continuing as the surviving entity of the Second Merger. The Boards of Directors of Nxu and Verde have both approved the Merger. At a special meeting of stockholders held on February 11, 2025 (the “Special Meeting”), Nxu stockholders approved, among other things, (i) the issuance of shares of Nxu’s common stock, which will represent more than 20% of the shares of Nxu’s common stock outstanding immediately prior to the consummation of the Merger, to Verde’s stockholders, pursuant to the terms of the Merger Agreement, and (ii) the change of control of the Company resulting from the Merger, pursuant to Nasdaq Listing Rules 5635(a) and 5635(b).

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

Consummation of the Merger, and the other transactions contemplated by the Merger Agreement, is subject to certain closing conditions, including, among other things, (i) approval by the requisite Nxu stockholders of certain actions as required under the Merger Agreement, (ii) approval by the requisite Verde stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (iii) The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the listing of the shares of Nxu common stock to be issued in connection with the Merger, and (iv) the registration statement registering the shares of Nxu common stock to be issued in connection with the Merger (the “S-4”) having become effective in accordance with the Securities Act and not being subject to any stop order or proceeding seeking a stop order. In addition, immediately prior to the Effective Time, (i) except for Jessica Billingsley, each current director of Nxu will resign from the Nxu Board; (ii) each current officer of Nxu will resign from his or her position with Nxu; and (iii) each current officer of Verde will resign from his or her position with Verde. Immediately following the Effective Time, (i) the Nxu Board will consist of seven members, six of whom will be appointed by Verde and one of whom will be appointed by Nxu; and (ii) the officers of Verde (as of immediately prior to the Effective Time) will be appointed to serve as officers of Nxu in identical positions. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the accuracy of the representations and warranties of the other party (subject to certain materiality standards) and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights, including, among others, (i) the mutual written consent of the parties, (ii) in the event that there is a breach by a party of any of its representations, warranties, covenants or agreements, which breach is not timely cured or curable, (iii) in the event that the Merger has not been consummated by March 31, 2025, (iv) in the event that the requisite approval of Nxu’s stockholders is not obtained upon a vote thereon (triggering Verde’s right to terminate), and (v) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable. In addition, upon termination of the Merger Agreement by Verde by written notice to Nxu or by Nxu due to Verde’s failure to receive the requisite approval of Verde’s stockholders within 10 business days after the effectiveness of the S-4, Verde will be required to pay Nxu a termination fee of $1.0 million. Further, Nxu may terminate the Merger Agreement prior to receipt of the requisite approval of Nxu’s stockholders to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement), provided that Nxu has provided Verde with at least five business days’ notice prior to such termination.

As soon as practicable following the closing of the Merger, Nxu will be renamed “Verde Bioresins, Corp.”, or such other name mutually agreed to by Nxu and Verde and will cause its current ticker symbol “NXU” to be changed to “VRDE” upon Nasdaq’s approval of the listing application.

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

Basis of Presentation

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates based on assumptions about current, and for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our estimates contemplate current and expected future conditions, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, our financial position and cash flows.

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

The Company has incurred recurring losses from operations and has not yet achieved profitability in its charging operations. During the year ended December 31, 2024, the Company incurred a net loss of $23.7 million and had net cash used in operating activities of $12.1 million. As of December 31, 2024, the Company had $2.7 million in cash and an accumulated deficit of $283.4 million. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statement issuance date.

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

Presentation of Stock-based Compensation Expense

The Company had previously presented stock-based compensation as a separate line item on its consolidated Statements of Operations due to the significance of that expense relative to other operating expenses. As of the year ended December 31, 2024, management reported stock-based compensation expense in the same line or lines as cash compensation paid to the same employees or nonemployees, which for the current period resulted in Research and Development or General and Administrative expense based on the role of the employee. Stock-based compensation was reclassified in prior periods using the same basis of allocation and presentation, which resulted in an increase in Research and Development and General and Administrative expense of approximately $1.9 million and $17.8 million, respectively, for the year ended December 31, 2023.

Immaterial Classification Errors

In 2024, the Company corrected the presentation of cash flows from notes receivable from related parties, which had previously been included in net cash used in operating activities, to be included in net cash used in investing activities. This correction resulted in a decrease in net cash used in operating activities and an increase in net cash used in investing activities of approximately $0.3 million each as of December 31, 2023.

In 2024, the Company corrected the presentation of gain on sale or disposal of property and equipment, which had previously been included in other income (expense), to be included in general and administrative expenses and operating loss. This correction resulted in a decrease in other income (expense) and an increase of general and administrative expenses and operating loss of approximately $0.02 million as of December 31, 2023.

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

Segment Reporting

The Company evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”) and concluded that Nxu is comprised of one operating segment. The Company reports segment information based on the operating results regularly reviewed by the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Cash and cash equivalents

Cash and cash equivalents include cash deposited at financial institutions and money market funds. The cash balance at financial institutions may exceed the FDIC insurance coverage limit. The Company considers all investments with an original maturity of three months or less and money market funds to be cash equivalents.

Deferred Costs

Deferred costs are presented within prepaid expenses and other current assets in the Company’s consolidated balance sheets and represent legal, accounting, and other direct costs related to the Company’s efforts to raise capital through its “At-The-Market” equity offering (“ATM”) sales of common stock. Deferred costs are reclassified to additional paid-in-capital upon each sale as a reduction of proceeds on a pro rata basis over the total applicable availability under the ATM.

Property, Equipment, and Software

Property and equipment consists of charging station equipment and leasehold improvements, and is stated at cost, less accumulated depreciation and amortization.

The Company capitalizes direct costs of materials and services consumed in developing internal-use software in accordance with ASC 350-40. The Company also capitalizes payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of software products for internal use, to the extent of the time spent directly on the project. Capitalization of costs begins during the application development stage and ends when the software is available for general use. Capitalized costs for internal-use software are amortized on a straight-line basis over the useful lives once the software is ready for intended use and is included in general and administrative expenses in the accompanying consolidated statements of operations. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred.

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

Intangible Assets

The Company has issued patents for its developed technology. The Company amortizes its patents using the straight-line method over the estimated useful life of each patent of 10 years. The Company recorded nominal amounts of amortization expense on its patents during the years ended December 31, 2024 and 2023.

Assets Held for Sale

The Company classifies long-lived assets, including property and equipment and right-of-use assets, and finite-lived intangible assets to be sold as held for sale in the period in which all of the required criteria under ASC 360, Impairment or Disposal of Long-lived Assets (“ASC 360”) are met. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying amount or fair value less any costs to sell. Fair value is determined based on discounted or undiscounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets and the information available to the Company. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets as “Assets held for sale” on the consolidated balance sheets.

When assets are classified as held for sale, they should generally be presented as current or noncurrent assets held for sale based on the classification of the particular asset. However, assets held for sale are presented as current assets if the sale is expected to be completed within one year and the proceeds are not expected to be used to pay down long-term borrowings.

Cost Method Investments

The Company accounts for its investments that do not have a readily determinable fair value, and for which the Company does not have the ability to exercise significant influence, at cost in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable. See Note 13 – Stock-based Compensation and Common Stock for further discussion of the Company’s cost method investment in Lynx Motor Corporation.

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

See Note 4 – Assets Held for Sale, Note 5 – Property and Equipment, and Note 11 – Leases for additional information.

Convertibles Notes and Warrants

Convertible Notes

The Company accounts for its Convertible Notes under ASC 815, Derivatives and Hedging (“ASC 815”), and as such has elected to account for these instruments under the fair value option under ASC 825, Financial Instruments (“ASC 825”). Using the fair value option, the Convertible Notes are required to be recorded at initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as non-cash changes in the fair value of the Convertible Notes in other income (expense), net in the Company’s consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Convertible Notes are expensed as incurred and are not deferred. The Company calculates fair value using an appropriate method, which in the case of the currently outstanding Convertible Notes, is the Monte Carlo simulation model. See Note 14 – Convertible Debt and Warrant Liability for additional information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. See Note 13 – Stock-based Compensation and Common Stock for additional information. Warrants issued or modified that are classified as equity are referred to as Equity Warrants.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. Warrants issued or modified that are classified as liabilities are referred to as Common Stock Warrants.

Common Stock Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Common Stock Warrants are recorded in other income (expense), net in the consolidated statements of operations each period. The Common Stock Warrants are valued using a Monte Carlo simulation model, except for Series B Warrants (as defined under Note 13 – Stock-based Compensation and Common Stock), which are valued using the Black Scholes simulation model. Changes in fair value of the liability resulting from the cumulative changes in instrument-specific credit risk are presented in accumulated other comprehensive income. As of December 31, 2024, there were no changes in the liability related to credit risk. See Note 14 – Convertible Debt and Warrant Liability for additional information.

The Convertible Notes and Common Stock Warrants are considered to be a Level 3 fair value measurements. Inherent in the pricing models used to value these instruments are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606") following the five-step model: 1) identification of the contract, 2) identification of performance obligations, 3) determination of transaction price, 4) allocation of transaction price, and 5) recognition of revenue. The Company’s sources of revenue have been primarily from retail charging services and battery systems and components sales.

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

Research and Development Expenses

Research and development costs are primarily related to development of our charging units and, prior to 2024, battery systems and components. Research and development costs are charged to operations when incurred and are included in operating expenses on the consolidated statements of operations.

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, but no less than quarterly, to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments

ASC 820 defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of December 31, 2024 and 2023. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2024 and 2023, due to the short maturities of such instruments.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2024 or 2023.

3.	Revenue

In 2023, the Company began recognizing revenue from the delivery of electricity to customer electric vehicles using its NxuOne™ charging station. During the years ended December 31, 2024 and 2023, the Company recognized the following in disaggregated revenue (in thousands):

	Years Ended December 31,
	2024	2023
Battery systems and components sales	$—	$494
Retail charging services	18	2
Total revenue	$18	$496

During the twelve months ended December 31, 2024, the Company recognized no revenue from the delivery of battery systems and components. During the twelve months ended December 31, 2023, the Company recognized $0.5 million from the delivery of battery systems and components and a nominal amount of revenue from the delivery of electricity to customer electric vehicles.

4.	Assets Held for Sale

On June 28, 2024, the Company entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in its leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale were sold in an online public auction (the “Auction”) beginning on August 13, 2024. In connection with the Auction contract, the Company sold certain assets previously classified as held for sale for total cash proceeds of approximately $0.4 million, net of SVD commissions, and recorded a related loss on the disposal of assets sold at Auction of approximately $0.5 million. The Company continues to classify manufacturing equipment and certain other assets that were not sold at Auction, but that are available and marketed for sale with an online retailer, as held for sale.

Assets held for sale will no longer be used in the Company’s continuing operations. As of December 31, 2024, and in accordance with ASC 360, the Company compared the carrying amount of assets held for sale to their fair value, which is based on management’s advertised prices for those assets and comparison to prices of similar assets advertised by third parties, less anticipated discounts and estimated costs to sell, and recorded additional impairment loss of approximately $0.2 million, net of recoveries.

The carrying amount of assets held for sale consist of the following (in thousands):

December 31, 2024

Tools and plant equipment	$1,777
Office equipment	0
Vehicles	0
Total carrying amount of assets held for sale	1,777
Less: Carrying amount in excess of fair value (less selling costs)	(1,060)
Fair value of assets held for sale	$717

The Company ceased recording depreciation expense related to assets held for sale as of June 30, 2024.

See Note 11 – Leases for further discussion of assets acquired under the Equipment Purchase Agreement and reclassified as held for sale.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	2024	2023

Charging station equipment	$1,205	$649
Leasehold improvements	108	151
Tools and plant equipment	—	2,715
Office equipment	—	318
Software	1,060	860
Vehicles	—	70
Total property and equipment excluding construction in progress	2,373	4,763
Less: accumulated depreciation and amortization	(706)	(898)
Property and equipment excluding construction in progress, net	1,667	3,865
Charging station equipment construction in progress	86	—
Property and equipment, net	$1,753	$3,865

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.8 million and $0.6 million, respectively, of which $0.08 million and $0.01 million was charged to cost of revenue during the year ended December 31, 2024 and 2023, respectively.

The Company capitalized internal use software costs of approximately $0.2 million and $0.9 million during the years ended December 31, 2024 and 2023, respectively, which is included in software in the table above and is primarily related to payroll and payroll-related costs for employees who are directly devoted time to the development of software products for internal use.

The Company recorded impairment charges for leasehold improvements classified as property and equipment of $43 thousand for the year ended December 31, 2024. See Note 11 – Leases for additional information.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023

Tax credit receivable	$626	$372
Prepaid insurance	78	302
Prepaid rent	43	98
Deferred offering costs	—	102
Other prepaid expenses	287	125
Total prepaid expenses and other current assets	$1,034	$999

7.	Security Deposits

As of December 31, 2024 and 2023, the entire balance of other assets consisted of security deposits from vendors.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023

Accounts payable	$607	$2,501
Accrued contract settlement	233	—
Accrued compensation and benefits	28	153
Other accrued liabilities	777	717
Total accounts payable and accrued liabilities	$1,645	$3,371

In December 2021, the Company entered into an agreement (the “Agreement”) with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. On October 27, 2023, the Parties agreed to a settlement whereby the Company has agreed to pay a termination fee of $0.70 million to QAD over a 21-month period, upon which the Company will be released from the contract. The Company accrued the remaining unpaid fee, entirely due within the next twelve months, of $0.23 million in accounts payable and accrued liabilities in the Company’s consolidated balance sheets as of December 31, 2024.

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

Deferred income tax assets are comprised of the following (in thousands):

	As of December 31,
	2024	2023
Deferred income tax assets:
Stock-based compensation	$44,845	$42,743
Net operating loss carryforwards	19,421	13,584
Research and development and other expenses, net	2,770	3,290
General business tax credit	1,569	920
Total deferred income tax assets	68,605	60,537
Valuation allowance	(68,605)	(60,537)
Net total deferred income tax	$-	$-

.

As of December 31, 2024, total net operating loss carryforwards totaled approximately $77.7 million. The Company’s net operating loss carryforwards consist of approximately $16.6 million related to years prior to 2022, which will carryforward through 2037, and approximately $19.9 million and $23.5 million for fiscal years 2022 and 2023, respectively, which will carry forward indefinitely. The Company’s net operating loss carryforward of $17.7 million for the fiscal year 2024 will also carry forward indefinitely.

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

The Company generated an income tax benefit of $5.5 million for the year ended December 31, 2024. The Company has increased its valuation allowance for this deferred tax asset accordingly as the Company’s ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The reconciliation between the statutory rate and the effective tax rate is as follows:

	As of December 31,
	2024	2023
Effective Tax Rate Reconciliation:

Federal statutory tax rate	25%	25%
State taxes, net of federal benefit	-%	-%
Change in valuation allowance	(25%)	(25%)
Effective Tax Rate	-%	-%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At December 31, 2024 and 2023 the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

The Company's federal income tax returns for tax years ended December 31, 2019 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended December 31, 2017 and beyond.

10.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the years ended December 31, 2024 and 2023, respectively, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the years ended December 31, 2024 and 2023 (amounts in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023

Numerator:
Net loss	$(23,748)	$(40,178)

Denominator:
Weighted-average shares of Class A common stock outstanding	12,636,240	556,826

Net loss per share, basic and diluted	$(1.88)	$(72.16)

The Company had outstanding stock options and RSUs during the year ended December 31, 2024 and 2023, as further discussed in Note 13 – Stock-based Compensation and Common Stock. As of December 31, 2024, approximately 0.1 million stock options were potentially dilutive as the exercise prices were in-the-money throughout the year. None of the options outstanding during the year ended December 31, 2023 were potentially dilutive as the exercise prices were not in-the-money throughout the year. Weighted-average restricted stock units of approximately 0.1 million and 0.5 million were evaluated under the treasury stock method for potentially dilutive effects for the year ended December 31, 2024 and 2023, respectively, and were determined to be anti-dilutive.

Weighted-average warrants of approximately 0.2 million and 0.1 million for the year ended December 31, 2024 and 2023, respectively, were evaluated for potentially dilutive effects and they were determined to be anti-dilutive.

Weighted-average as-converted convertible notes of approximately 0.02 million and 0.2 million for the year ended December 31, 2024 and 2023, respectively, were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.

On February 6, 2024, Lynx converted its Series A Convertible Preferred Stock into 1.0 million shares of Class A common stock.

11.	Leases

Real Estate Leases

As of December 31, 2024, the Company had operating leases for office space in Tempe, Arizona and warehouse space in Mesa, Arizona, which had initial terms of two years and five years, respectively. Lease terms expire in October and June 2025, respectively. In June 2024, the Company listed and began to actively market both leased properties for sublease.

Right-of-use assets related to these real estate leases are not considered held for sale; however, they are no longer being fully utilized for purposes of the Company’s continuing operations. As the nature and extent of the Company’s use of these leases changed in the second quarter of 2024, management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024.  As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their respective estimate of potential cash flows from sublease and recorded an impairment loss totaling $0.55 million for the year ended December 31, 2024.

Equipment Lease

As of June 30, 2024, the Company had an operating lease for equipment used primarily for battery manufacturing in its leased warehouse space in Mesa, Arizona. The lease had initial terms of two years and an original expiration date of December 2025. The nature and extent of the Company’s use of this lease changed in the second quarter of 2024, and thus management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024. As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their fair value, based on estimates of Auction sale proceeds, less costs to sell, and recorded an impairment loss on the right-of-use asset totaling $0.54 million for the year ended December 31, 2024.

On July 3, 2024, the Company executed an agreement to cancel its equipment lease contract and concurrently purchased all equipment held under the lease (“Equipment Purchase Agreement”) for a total purchase price of approximately $1.7 million (the “Equipment Purchase Price”). Under the terms of the Equipment Purchase Agreement, title of all assets held under the equipment lease transferred to Nxu. Upon entering into the Equipment Purchase Agreement, the Company reclassified all assets acquired as held for sale and recorded a loss on the value of the assets of approximately $0.3 million equaling the difference between the Equipment Purchase Price and the carrying amount of the equipment lease liability immediately prior to the purchase of the underlying assets. The Company subsequently sold substantially all of the assets acquired under the Equipment Purchase Agreement in the Auction held on August 13, 2024. See Note 4 – Assets Held for Sale for additional information related to the Company’s Auction results and assets classified as held for sale as of December 31, 2024.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statements of operations during the years ended December 31, 2024 and 2023 (in thousands):

		December 31,
		2024	2023
Lease Expense Category:	Classification

Operating Lease Expense	General and administrative expenses	$1,268	$654
Finance lease expense:
Amortization of leased assets	General and administrative expenses	—	66
Interest on lease liabilities	Interest expense	—	6
Total lease expense		$1,268	$726

The Company’s aggregate lease maturities as of December 31, 2024, are as follows (in thousands):

Year	Operating Leases
2025	821
Total minimum lease payments	821
Less imputed interest	(39)
Total operating lease liabilities	$782

12.	Commitments and Contingencies

Registration Rights

The holders of the convertible notes that were issued had registration rights to require the Company to register the sale of their debt securities held by them pursuant to a registration rights agreement to be signed in conjunction with the convertible notes. As of December 31, 2024, registration obligations had been met, as convertible notes were fully converted or matured without conversion. See Note 14 – Convertible Debt and Warrant Liability for further discussion.

On December 26, 2024, Nxu entered into a Securities Purchase Agreement (the “PIPE Securities Purchase Agreement”), pursuant to which Nxu sold to certain purchasers (the “PIPE Investors”) in a private placement (the “Private Placement”) an aggregate of (i) 6,800,000 shares (the “ PIPE Purchased Shares”) of Class A common stock, (ii) pre-funded warrants to purchase 5,200,000 shares of Class A common stock (the “Pre-Funded PIPE Warrants”), (iii) Series A warrants to purchase up to 6,000,000 shares of Class A common stock (the “Series A PIPE Warrants”), and (iv) Series B warrants to purchase a number of shares of Class A common stock (the “Series B PIPE Warrants” and together with the Pre-Funded PIPE Warrants and the Series A PIPE Warrants, the “PIPE Warrants”) (collectively, the “PIPE Securities”). The aggregate offering price for the PIPE Securities sold was approximately $2.4 million, net of offering costs. The Private Placement was completed on December 30, 2024. See Note 13 – Stock-based Compensation and Common Stock for additional information.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated December 26, 2024 requiring the Company to register the resale of the PIPE Purchased Shares and the shares of Class A common stock issuable upon exercise of the PIPE Warrants under a registration statement on Form S-3 or Form S-1 (the “Resale Registration Statement”). The Company was required to prepare and file the Resale Registration Statement no later than thirty (30) days following the closing date of the Private Placement, and to use reasonable best efforts to cause the Resale Registration Statement to be declared effective as promptly as practicable thereafter. The Resale Registration Statement was filed by the Company on December 30, 2024 and declared effective on January 24, 2025. See Note 13 – Stock-based Compensation and Common Stock for further discussion.

Contingencies

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

13.	Stock-based Compensation and Common Stock

Stock-based Compensation

A summary of stock-based compensation recognized during the years ended December 31, 2024 and 2023 is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023

Restricted stock units (classified as liabilities)	$4,183	$4,667
Restricted stock units (classified as equity)	130	1,538
Stock options	4,194	13,995
Total stock-based compensation	8,507	20,200
Stock-based compensation capitalized to property and equipment	(67)	(490)
Stock-based compensation, net of capitalized amount	$8,440	$19,710

During the years ended December 31, 2024 and 2023, the Company capitalized $0.06 million and $0.5 million, respectively, of stock-based compensation to property and equipment related to software development and charging station units.

As of December 31, 2024, unrecognized stock-based compensation related to outstanding awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2024 is presented in the table below. Total unrecognized stock-based compensation will be adjusted for actual forfeitures.

	Unrecognized Stock-based Compensation Related to Outstanding Awards (in thousands)	Remaining Weighted Average Amortization Period (in years)
Stock options	$—	—
Restricted stock units classified as equity awards	148	0.37
Restricted stock units classified as liability awards	—	—
Total unrecognized stock-based compensation	$148

Stock Options

The Company granted stock options during the year ended December 31, 2024. On February 23, 2024 (the “Exchange Date”), the Compensation Committee of the Board of Directors authorized a mandatory Exchange Program (the “RSU Exchange Program”) to provide for the cancellation and exchange of approximately $0.4 million of stock-based compensation related to unvested RSUs (“Exchanged RSUs”), previously recorded as liabilities within the consolidated balance sheets, for an option to purchase shares of Class A common stock of the Company (“Exchange Option”). The Company accounts for the effects of the RSU Exchange Program as a modification of liability-classified awards in accordance with ASC 718.

Pursuant to the RSU Exchange Program, the Company granted 1,117,457 Exchange Options to employees, which were scheduled to vest in equal amounts on March 31, 2024 and June 30, 2024. The Exchange Options had an initial fair value of $0.7 million, which is equal to the fair value of the Exchanged RSUs at the Exchange Date, and as such no additional compensation cost was recorded as a result of the modification on the Exchange Date. Concurrently with the grant of the Exchange Options, the Company granted 553,236 additional stock options with a fair value of $0.3 million to employees, which were scheduled to vest in equal amounts on June 30, 2024 and September 30, 2024. Both the Exchange Options and the additional options are classified as equity awards. As of December 31, 2024, 628,776 Exchange Options and 69,808 additional stock options were vested with a fair valuing totaling approximately $0.4 million. As of December 31, 2024, a total of 972,109 Exchange Options and additional stock options were forfeited.

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

The Company uses the Black-Scholes option-pricing method for valuing stock option awards. Calculating the fair value of stock option awards requires the input of subjective assumptions. The fair value of stock options at the grant date was determined using the following assumptions for the year ended December 31, 2024:

December 31, 2024

Expected average life (years)	5.11
Expected volatility	72.52%
Risk-free interest rate	4.28%
Expected dividend yield	-%

The Company did not grant options during the year ended December 31, 2023.

A summary of the Company’s outstanding stock options as of December 31, 2024 and 2023 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)
Outstanding, December 31, 2022	305,558	$1,050.00	7.0
Granted	—
Exercised	(520)		7.0
Forfeited	(4,941)	$1,134.02	7.0
Outstanding, December 31, 2023	300,097	$1,054.35	7.0
Granted	1,670,693	$0.99	10.0
Exercised	(137,409)	$0.99	10.0
Forfeited	(972,859)	$1.41	0.4
Outstanding, December 31, 2024	860,522	$368.07	3.9
Exercisable, December 31, 2024	860,522	$368.07	3.9

Restricted Stock Units

Employees, non-employee directors and consultants of the Company participate in the 2023 Omnibus Incentive Plan (the “Plan”) and have been granted Nxu stock-based awards under such plans, which include restricted stock units (“RSUs").

During the year ended December 31, 2023, the Company issued 973 shares of its Class A common stock to a vendor for services rendered and recognized $0.1 million of expense related to this issuance.

During the year ended December 31, 2024, the Company granted RSUs classified as equity awards, which vest in quarterly installments over a one year period. During the year ended December 31, 2023, the Company granted RSUs classified as equity awards, which generally vest over a three year period. RSUs granted and classified as equity awards are measured at fair value based on the closing price of the Company’s common stock on the grant date. Compensation cost for these RSUs is recognized on a straight-line basis over the requisite service period, which is the vesting period. In accordance with ASC 718-10-35-8, the amount of compensation cost recognized will at least equal the portion of the grant-date value of the award that is vested at that date.

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

On March and May 2024, the Company’s Board of Directors approved amendments to certain existing independent director grant agreements to delay the vesting of service-based liability-classified director RSU awards that would have vested between March 31, 2024 and December 31, 2024 until January 31, 2025 (collectively with the amendments to stock-based compensation grants agreements discussed above, the “Amendments”).

As of the dates of the Amendments, the Company determined there was no incremental value of the awards in connection with the Amendments. Additionally, as all employees and directors affected by the Amendments were still providing service as of the original vest dates, the Company determined it was probable they would meet the service requirements, and their awards would vest within the initial vesting period of the awards. Therefore, the Company recognized stock-based compensation expense at the fair value of the awards through the initial vesting dates. The amended awards remained classified in liabilities in the consolidated balance sheets of the Company until they were settled in shares of common stock.

On October 23, 2024 (the “Modification Date”), concurrently with the signing of the Merger Agreement, the Company agreed to modify $2.3 million of stock-based compensation related to RSUs previously granted to certain employees of the Company, the vesting of which had been delayed as of September 30, 2024, previously recorded as liabilities in the consolidated balance sheets (the “Equity Modification”). Following the signing of the Merger Agreement, Nxu will deliver such RSUs to RSU holders in installments in such amounts as Nxu determines may be delivered without jeopardizing Nxu’s ability to continue as a going concern. Such RSUs will be delivered until the earlier of (a) the date all RSUs subject to delayed vesting have been delivered to the RSU holder or (b) the date that is no later than five business days prior to the closing of the Merger (the “Cut-Off Date”). Any RSUs that have not been delivered to the RSU holder as of the Cut-Off Date will be forfeited for no consideration. No RSUs will be settled if such settlement would cause a person to be subject to excise taxes imposed by Section 4999 of the Code, unless at the Company and the individual’s request, Verde may consider permitting such RSUs to be settled upon receipt of satisfactory evidence that the individual has remitted to an escrow account the amount necessary to satisfy the Company’s tax withholding obligations under Section 4999 upon the closing of the Merger. In connection with the Equity Modification, RSUs previously granted to employees of the Company with vest dates occurring after September 30, 2024 were canceled for no consideration.

On the Modification Date, the Company and current and former members of the Board of Directors also agreed to the modification of $0.2 million of stock-based compensation related to RSUs granted to independent directors of the Company and delayed as of September 30, 2024, previously recorded as liabilities in the consolidated balance sheets. Following the signing of the Merger Agreement, Nxu will deliver RSUs to current and former independent directors that were granted as consideration for their prior service as members of the Board of Directors (the “Director Delayed RSUs”). Such Director Delayed RSUs were delivered to each director immediately after the Modification Date.

On October 23, 2024, concurrently with the signing of the Merger Agreement, Nxu entered into a Board of Directors Agreement (collectively, the “Board of Directors Agreements”) with each of Jessica Billingsley and Britt Ide (each a “Non-Employee Director”), pursuant to which, among other things, each Non-Employee Director will be granted 591,715 RSUs under the Plan.  On December 20, 2024, the independent directors voluntarily forfeited 295,856 RSUs each.

A summary of the Company’s outstanding RSUs as of December 31, 2024 and 2023 and changes during the year is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested, December 31, 2022	600	$1,050.00
Granted	338,332	$9.72
Settled	(319,144)	$10.28
Forfeited	(16,887)	$0.50
Outstanding and unvested, December 31, 2023	2,901	$0.49
Granted	9,957,372	$0.34
Settled	(4,978,696)	$0.32
Forfeited	(1,486,060)	$0.64
Outstanding and unvested, December 31, 2024	3,495,517	$0.25

2023 Omnibus Incentive Plan

On May 12, 2023, the Company adopted the Plan. The purposes of the Plan are to a) encourage the growth of the Company through short and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards (including performance-based restricted shares and restricted stock units), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing. The Plan was originally adopted in connection with the consummation of the Company’s Reorganization Merger as contemplated by that certain agreement and plan of merger, dated as of April 14, 2023, by and among the Company, Atlis Motor Vehicles Inc., and such other parties to the agreement.

With respect to awards granted under the Plan and in accordance with the Plan, the Company’s Board of Directors (or the “Administrator”) is authorized to deliver an aggregate of 350 million shares of common stock to be reserved and available for issuance under the Plan (the “Initial Share Limit”), which includes (i) 250 million shares of common stock available for new issuances under the Plan and (ii) 100 million shares of common stock relating to a portion of outstanding stock options and restricted stock units assumed by the Company in connection with the Reorganization Merger; provided, that the total number of shares of common stock that will be reserved, and that may be issued, under the Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2024, by a number of shares of common stock equal to five percent (5%) of the total number of outstanding shares on the last day of the prior calendar year. Notwithstanding the foregoing, the Administrator may act prior to January 1 of a given year to provide that there will be no such increase in the share reserve for that year or that the increase in the share reserve for such year will be a lesser number of shares of common shares than provided herein.

At the 2024 Annual Meeting of Stockholders of the Company held on August 14, 2024 (the “2024 Annual Meeting”), the stockholders of the Company approved the amendment and restatement of the Amended Incentive Plan. The primary purposes of the amendment and restatement were to (i) increase the number of shares of Class A common stock of the Company available for issuance under the Amended Incentive Plan by an additional 48,000,000 shares, and (ii) extend the last date on which awards can be made under the Amended Incentive Plan to August 13, 2034.

Common Stock

Organizational Structure

As described in Note 1 - Organization and Basis of Presentation, on May 12, 2023, the Company completed its Reorganization Merger to Nxu, Inc. At the effective time of the Reorganization Merger, all of the issued and outstanding shares of Atlis’s Class A common stock, par value $0.0001 per share (“Atlis Class A Common Stock”), were converted automatically on a one-for-one basis into shares of Nxu’s Class A common stock, par value $0.0001 per share (“Class A common stock”), and all of the issued and outstanding shares of Atlis’s Class D common stock, par value $0.0001 per share (“Atlis Class D Common Stock” and, together with Atlis Class A Common Stock, “Atlis Common Stock”), were converted automatically on a one-for-one basis into shares of Nxu’s Class B common stock, par value $0.0001 per share (“Class B common stock” and, together with Class A common stock, “common stock”), and, as a result, the current stockholders of Atlis automatically became stockholders of Nxu, holding the same number and percentage of shares of common stock as they held of Atlis Common Stock as of immediately prior to the Reorganization Merger.

Issuance and conversion of shares of common stock pursuant to the Reorganization Merger are considered transactions between entities under common control. As a result, the consolidated financial statements for periods prior to these transactions have been adjusted to combine the previously separate entities for presentation purposes.

Pursuant to the Company’s Reorganization Merger, each share of Atlis Class A Common Stock was converted into one validly issued, fully paid and nonassessable share of Class A common stock and each share of Atlis Class D Common Stock was converted into one validly issued, fully paid and nonassessable share of Class B common stock. Except as otherwise required by applicable law, and the voting rights described below, shares of Class A common stock and Class B common stock shall have the same rights, privileges and powers, rank equally, share ratably and be identical in all respects and as to all matters. The voting, dividend, liquidation and other rights, powers and preferences of the holders of Class A common stock and Class B common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock of any series as may be designated by the Company’s Board of Directors upon any issuance of the preferred stock of any series.

In addition, at the effective time of the Reorganization Merger, (i) each outstanding option to purchase shares of Atlis Class A Common Stock (an “Atlis Option”), whether vested or unvested, automatically converted into an option to purchase shares of Class A common stock (a “Nxu Option”) and (ii) each outstanding Atlis restricted share unit (an “Atlis RSU”), whether vested or unvested, automatically converted into a restricted stock unit of Nxu (a “Nxu RSU”). Each Nxu Option is subject to terms and conditions consistent with the Employee Stock Option Plan and the applicable Atlis Option award agreement as in effect immediately prior to the effective time. Each Nxu RSU is subject to terms and conditions consistent with the applicable Atlis RSU award agreement as in effect immediately prior to the effective time.

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

In 2024, 2023 and 2022, the Company issued shares of Class B common stock. These shares are not traded openly nor available for sale to the public. Shares of Class B common stock are offered only to the (1) Chief Executive Officer and (2) President of the Company. At all meetings of stockholders and on all matters submitted to a vote of stockholders of the Company generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder. The shares of Class B common stock are not entitled to receive any dividends or any distribution upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Shares of Class B common stock are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class B common stock owned by such holder. Shares of Class B common stock were issued to the (1) Chief Executive Officer and (2) President in the amount of 0.3 million shares through December 31, 2024.

At the Special Meeting held on February 11, 2025, Nxu’s stockholders voted to amend the Certificate of Incorporation, as amended, of Nxu (the “Certificate of Incorporation”) to eliminate the dual class structure of Nxu’s common stock such that Nxu’s Class A common stock will be redesignated as Nxu’s “common stock” and Nxu’s Class B common stock will be cancelled. See Note 17 – Subsequent Events for additional information.

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

In addition, equitable adjustments corresponding to the Reverse Stock Split Ratio were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Plan. Equitable adjustments corresponding to the Reverse Stock Split Ratio were also made to issued and outstanding shares of the Company’s Class B common stock, and to the number of shares of Class A common stock underlying the Company’s outstanding warrants, as well as the applicable exercise price.

At the Special Meeting held on February 11, 2025, Nxu’s stockholders voted to amend the Certificate of Incorporation to effect a reverse stock split of Nxu’s issued and outstanding Class A common stock at a ratio of any whole number in the range of 1-for-5 to 1-for-20, inclusive, with the final ratio to be determined in the discretion of Nxu’s Board of Directors and as agreed by Verde at or prior to the closing of the Merger. Upon approval by Nxu’s Board of Directors on March 12, 2025, it is anticipated that the final ratio for the reverse stock split will be 1-for-20. See Note 17 – Subsequent Events for additional information.

Common Stock Offerings

On February 21, 2023, the Company completed a public offering of 0.1 million units at a public offering price of $234.00 per unit (the “February 2023 Offering”). Each unit consists of one share of Class A common stock, Series A warrants to purchase 0.65 shares of Class A common stock (the “Series A Warrants”), and Series B warrants to purchase 0.75 shares of Class A common stock (the “Series B Warrants”). See Note 14 - Convertible Debt and Warrant Liability for more information regarding the Series A and Series B warrants. Proceeds from the offering, net of offering costs, were approximately $12.0 million.

On August 11, 2023, the Company completed a public offering of an aggregate of 0.1 million units at a public offering price of $45.00 per unit (the “August 2023 Offering”), resulting in aggregate gross proceeds of approximately $4.0 million, net of offering costs. Each unit consisted of (i) one share of Class A common stock and (ii) one warrant to purchase two shares of Class A common stock (the “August 2023 Warrants”), each such August 2023 Warrant being exercisable from time to time for two shares of Class A common stock at an exercise price of $45.00. See Note 14 - Convertible Debt and Warrant Liability for more information regarding the August 2023 Warrants.

During the year ended December 31, 2023, the Company and certain August 2023 Investors agreed to amend the terms of the original August 2023 Warrant agreements for a total of 160,000 of the August 2023 Warrants to remove the feature that precludes the warrants from being considered indexed to the Company’s own stock (the “Modified August 2023 Warrants”). As a result, these modified warrants were measured at fair value and reclassified to equity. See Note 14 - Convertible Debt and Warrant Liability for more information regarding the Modified August 2023 Warrants.

In connection with the August 2023 Offering, the Company offered to each investor in units (the “August 2023 Investors”) that would otherwise result in the investor’s beneficial ownership exceeding 4.99% of the Company’s outstanding Class A common stock immediately following the consummation of the August 2023 Offering the opportunity to invest in units consisting of one pre-funded warrant to purchase one share of Class A common stock (the “August 2023 Pre-Funded Warrant”) (in lieu of one share of Class A common stock) and one August 2023 Warrant. The August 2023 Pre-Funded Warrants were immediately exercisable (subject to the beneficial ownership cap) and at an Exercise Price of $0.0001. As of December 31, 2024, the August 2023 Pre-Funded Warrants were fully exercised. See Note 14 - Convertible Debt and Warrant Liability for more information regarding the August 2023 Pre-funded Warrants.

In September 2022, a stock purchase agreement between the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, respectively (together, “GEM Global”) became effective whereby GEM Global committed to purchase up to $300.0 million in shares of the Company’s Class A common stock for up to three years (the “GEM Stock Purchase Facility”). In connection with the GEM Stock Purchase Facility, GEM Global would earn a commitment fee proportionate to number of shares sold in the first year, or a $6.0 million commitment fee on September 27, 2023 if no shares were sold. As of September 27, 2023, the Company had not sold any shares under the GEM Stock Purchase Facility and, as such, registered 0.3 million Class A common shares, 0.2 million of which were immediately issuable to GEM Global for payment of the commitment fee. Additionally, in connection with the share registration, approximately 2 thousand warrants were issuable to GEM Global. On October 2, 2023, the 0.2 million shares of Class A common stock and 2 thousand common stock warrants (the “GEM Warrants”) were issued to GEM Global.

On October 23, 2023, the Company completed a public offering of 0.6 million shares of its Class A common stock at an offering price of $5.25 per share (the “October 2023 Offering”). Proceeds from the offering, net of offering costs, were approximately $2.6 million.

In November 2023, the Company launched its ATM pursuant to its shelf registration on Form S-3 for sale from time to time of up to $75.0 million of Class A common stock. As of December 31, 2024, the Company has issued and sold a total of approximately 9.1 million shares of its Class A common stock, resulting in $14.0 million of total proceeds, net of commissions and offering costs.

On December 26, 2024, Nxu entered the PIPE Securities Purchase Agreement” pursuant to which Nxu sold to the PIPE Investors in the Private Placement an aggregate of (i) 6,800,000 PIPE Purchased Shares, (ii) the Pre-Funded PIPE Warrants, (iii) the Series A PIPE Warrants, and (iv) the Series B PIPE Warrants. The aggregate offering price for the PIPE Securities sold was approximately $2.4 million, net of offering costs. The Private Placement was completed on December 30, 2024.

The Pre-Funded PIPE Warrants are exercisable immediately following the date of issuance, may be exercised at any time until all of the Pre-Funded PIPE Warrants are exercised in full, and have an initial exercise price of $0.0001 per share, subject to adjustment.

The Series A PIPE Warrants and the Series B PIPE Warrants are exercisable upon receipt of approval of the Company’s stockholders relating to the issuance of the shares of Class A common stock underlying the Series A PIPE Warrants and the Series B PIPE Warrants as required by the rules and regulations of Nasdaq (the “Stockholder Consent”). At the Special Meeting held on February 11, 2025, Nxu’s stockholders voted to approve, for purposes of complying with Nasdaq listing rules, the issuance of the shares of Nxu’s Class A common stock issuable upon exercise of the Series A PIPE Warrants and Series B PIPE Warrants pursuant to the terms of the PIPE Securities Purchase Agreement, dated as of December 26, 2024. See Note 17 – Subsequent Events for additional information.

The Series A PIPE Warrants have an exercise price of $0.50, subject to adjustment. In addition, with respect to the Series A PIPE Warrants, the PIPE Investors may also effect an “alternative cashless exercise” after the Stockholder Consent has been obtained but prior to the time of the closing of the Merger (the “Automatic Exercise Time”). In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise of the Series A PIPE Warrants will equal the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of such Series A PIPE Warrant in accordance with the terms of such Series A PIPE Warrant if such exercise were by means of a cash exercise rather than a cashless exercise, multiplied by (ii) 1.0. The Series A PIPE Warrants contain a reset adjustment that is expected to occur on the date (the “PIPE Reset Date”) that is the eighth trading day after the effectiveness of a registration statement on Form S-3 (or a Form S-1 if the Company is not then eligible to register for resale such securities on Form S-3) (the “Resale Registration Statement”) or, if later, the eighth trading day after the Stockholder Consent is obtained. The reset price means the greater of (i) 80% of the lowest daily weighted average price (as defined) and (ii) a floor price of $0.0524 (subject to adjustment). If the exercise price of the Series A PIPE Warrants is reduced pursuant to the reset provisions, the number of shares of common stock for which the Series A PIPE Warrants can be exercised will be correspondingly increased.

The number of shares of common stock for which the Series B PIPE Warrants can initially be exercised will be determined on the PIPE Reset Date and will equal that number obtained by subtracting (i) the number of PIPE Purchased Shares purchased by the PIPE Investors on the closing date of the Private Placement pursuant to the PIPE Securities Purchase Agreement from (ii) the quotient obtained by dividing (x) the aggregate purchase price paid the PIPE Investors on the closing date for the Private Placement by (y) the applicable reset price determined on the Reset Date. The Series B PIPE Warrants have an exercise price of $0.0001 per share, subject to adjustment. As a result of the reset provisions in the Series A PIPE Warrants and the provisions for determining the number of shares of common stock into which the Series B PIPE Warrants may be exercised, the number of shares into which the PIPE Warrants will be exercisable following the Reset Date may be significantly greater than the number of shares into which the PIPE Warrants are exercisable on the closing date of the Private Placement.

A holder may not exercise any Series B PIPE Warrant that would cause the aggregate number of shares of Class A common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding Class A common stock immediately after exercise (the “Beneficial Ownership Limitation”). Any portion of the Series A PIPE Warrants and Series B PIPE Warrants that is not exercised as of the Automatic Exercise Time will be automatically exercised as of such Automatic Exercise Time (concurrently with the closing of the Merger) pursuant to a cashless exercise, subject to (i) Stockholder Consent is received and effective through such exercise time and (ii) the Beneficial Ownership Limitation. Any portion of the Pre-Funded PIPE Warrants that is not exercised as of the Automatic Exercise Time will be automatically exercised as of such Automatic Exercise Time pursuant to a cashless exercise, subject to the Beneficial Ownership Limitation.

See Note 17 – Subsequent Events for further discussion of the PIPE Securities Purchase Agreement and related PIPE Warrants.

Equity Warrants

The Company has issued warrants classified as equity, or modified existing warrants that were reclassified to equity, in connection with various capital raises, as discussed above. The following tables summarize the Company’s Modified August 2023 Warrants, the August 2023 Pre-funded Warrants, and the PIPE Warrants outstanding (collectively, the “Equity Warrants”) as of December 31, 2024 and 2023:

Equity Warrants Outstanding:

Warrants Oustanding	August 2023 Pre-funded Warrants	August 2023 Modified Warrants	Pre-funded PIPE Warrants	Series A PIPE Warrants	Series B PIPE Warrants
December 31, 2022	0	0	0	0	0
Issued	9,334	0	0	0	0
Exercised	(9,334)	0	0	0	0
Modified	0	160,000	0	0	0

December 31, 2023	0	160,000	0	0	0
Issued	0	0	5,200,000	11,912,950	1,474,668
Exercised (1)	0	0	0	0	0
Modified	0	0	0	0	0

December 31, 2024	0	160,000	5,200,000	11,912,950	1,474,668

(1)	The PIPE Warrants were fully exercised subsequent to December 31, 2024.

Series A Convertible Preferred Stock

Share Exchange Agreement with Lynx Motor Corporation

On December 27, 2023,  the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Lynx, pursuant to which Lynx sold to the Company, and the Company purchased from Lynx, a number of newly issued shares of Lynx representing 15% of the issued and outstanding equity interests in Lynx in exchange for 1,000 newly issued shares of series A convertible preferred stock of the Company (the “Series A Convertible Preferred Stock” or “Series A Convertible Preferred Shares”). Each Series A Convertible Preferred Share is convertible into 1,000 shares of Class A common stock, par value $0.0001 per share, of the Company for a conversion price of $3.00 per share. The Share Exchange Agreement contains customary representations and warranties by the Company. As a part of the transaction, the Company designated one person to serve on the board of directors of Lynx. The Company’s investment in Lynx is presented within investment in Lynx at the fair market value of the Series A Convertible Preferred Stock on the transaction date, with the corresponding issuance of Series A Convertible Preferred Stock presented within stockholders’ equity in the consolidated balance sheets.

On January 29, 2024, the Company registered 1.0 million shares of Class A common stock, par value $0.0001, pursuant to the terms of its Share Exchange Agreement with Lynx. The Company did not sell any shares of its Class A common stock and received no proceeds from the offering. On February 8, 2024, Lynx converted all the Series A Convertible Preferred Stock into 1.0 million shares of Class A common stock.

The Company has elected the measurement alternative for its investment in equity securities without readily determinable fair values and reviews its investment in Lynx on a quarterly basis to determine if it has been impaired. If the assessment indicates that impairment exists, the Company’s management estimates the fair value of the investment and recognizes an impairment loss in its consolidated statements of operations that is equal to the difference between the estimated fair value of the investment and its carrying amount. Fair value of the Company’s investment in Lynx is considered a Level 3 measurement due to the significance of unobservable inputs developed using information provided by Lynx management.

In 2024, the Company assessed its investment in Lynx and determined that Lynx’s fair value had deteriorated due to its delay in vehicle production and related sales and its need to raise capital through discounted equity offerings to fund continuing operations. In accordance with ASC 321, Equity Investments (“ASC 321”), the Company performed a qualitative assessment of various impairment indicators, including proposed terms for a discounted private funding round, and concluded the investment in Lynx was impaired as of December 31, 2024. As a result, and since the impairment charge was both probable and reasonably estimable as of December 31, 2024, the Company recognized an estimated impairment loss equal to the difference between the fair value of the investment and its carrying amount. An impairment charge of $1.3 million was recorded within other income (expense), net in the consolidated statements of operations for the year ended December 31, 2024.

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note (the “ Lynx Note”) in the principal amount of $0.3 million to Lynx in exchange for $0.3 million in immediately available funds from the Company. The Lynx Note was originally due and payable by June 2024 and is presented in notes receivable from related party in the consolidated balance sheets. Effective June 28, 2024, the Company and Lynx agreed to amend the terms of the Lynx Note, which was extended to be repaid over nine months at an annual interest rate of 8% (the “Amended Lynx Note”). Scheduled payments on the Amended Lynx Note included an upfront principal payment of $20,000, which was due and paid upon execution of the amendment, eight payments of $20,000 in principal and interest from July 2024 to February 2025, and a lump sum payment of the remaining principal and interest of approximately $0.09 million due no later than March 27, 2025. Pursuant to the Notice of Promissory Note Default; Demand (the “Notice of Default”) dated September 9, 2024, Lynx is in default on repayment of the Amended Lynx Note. As of December 31, 2024, the Company has recognized an allowance for estimated losses on the collection of the note receivable due from related party of approximately $0.2 million.

The Company is engaged in further discussion with Lynx about the terms of the Amended Lynx Note, which is due immediately. Pursuant to the Notice of Promissory Note Default; Demand (the “Second Notice of Default”) dated January 2, 2025, Lynx remains in default on repayment of the Amended Lynx Note. While management of the Company is actively participating in negotiations, the Company currently intends to pursue recovery of the note in full, including accrued interest.

Series B Preferred Stock

On August 16, 2024, the Company’s Board of Directors designated a series of preferred stock, par value $0.0001 per share, of the Corporation (the “Series B Preferred Stock”) and one share is hereby designated as the sole share of Series B Preferred Stock.

The holder of the Series B Preferred Stock (“Holder”) shall not be entitled to receive dividends of any kind by reason of his or her ownership of Series B Preferred Stock. Following the liquidation, dissolution or winding up of the Company, the Holder shall be entitled to receive $1.00, payable in cash and only out of funds legally available therefor, by reason of his or her ownership of Series B Preferred Stock, which shall be paid prior to the payment of any amounts to the holders of Class A common stock and Class B common stock in connection with such liquidation, dissolution or winding up. The Series B Preferred Stock shall rank junior to the Series A Preferred Stock with respect to distributions paid on a liquidation, dissolution or winding up of the Company. Any series of preferred stock authorized and issued by the Company following the effectiveness of the Certificate of Designations for the Series B Preferred Stock may rank senior or junior to, or on a parity with, the Series B Preferred Stock, as determined by the terms of such series of preferred stock. The Series B Preferred Stock may be redeemed at any time at the option of the Company’s Board of Directors (acting in its sole discretion) for $1.00, payable in cash and only out of funds legally available therefor.

With respect to each action voted upon, or proposed to be voted upon, by the holders of any class or series of capital stock of the Company, the Series B Preferred Stock shall entitle the Holder to cast a number of votes equal to the total number of votes that could be cast by the holders of Class A common stock and Class B common stock on such action. The Holder shall be entitled to vote with the Class A common stock and Class B common stock as a single class on such actions.

The one share of Series B Preferred stock issued and outstanding immediately before the effectiveness of the proposed Amended and Restated Certificate of Incorporation of Nxu in the Merger will be redeemed, or surrendered for no consideration, upon the closing of the Merger.

As of December 31, 2024, the sole share of Series B Preferred Stock was registered to the Company’s Chief Executive Officer, Mark Hanchett.

14.	Convertible Debt and Warrant Liability

Convertible Notes

On November 3, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Convertible Note Investors”), pursuant to which the Company agreed to issue to the Convertible Note Investors Senior Secured Original Issue 10% Discount Convertible Promissory Notes (“Convertible Notes”) and Common Stock Warrants to purchase a number of shares of the Company’s Class A common stock equal to 30% of the face value of the Convertible Notes divided by the volume weighted average price (“VWAP”), in three tranches.

The Convertible Notes were convertible solely into Class A common stock of the Company at a conversion price of (a) $2,250 per share (the “Fixed Conversion Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (the “Variable Conversion Price”), whichever is lower. The Fixed Conversion Price included a one-time reset at the 6-month anniversary of the Original Issuance Date (the “Note Reset Date”) to the lower of the conversion price (with the Variable Conversion Price determined as if the conversion notice was delivered on the Note Reset Date) and 130% of the daily VWAP of the common stock for the trading day immediately prior to the Note Reset Date.

All Convertible Notes and related common stock warrants, by written agreement, provide for a beneficial ownership limitation cap of 4.99% shares of the total issued and outstanding common stock of the Company, at any given time. Upon an event of default, the Convertible Notes earn interest at a rate of 10% per annum.

First Tranche

On November 3, 2022, the Company issued the first tranche of the Convertible Notes in the aggregate principal amount of $10.0 million and common stock warrants to purchase up to an aggregate of 1,543 shares of Class A common stock (the “First Tranche”) to the Convertible Note Investors pursuant to the Purchase Agreement for net proceeds of $9.0 million. Subsequently, upon reaching the Note Reset Date, the exercise price of the remaining balance was changed to $96.05 per share. These Convertible Notes are secured by a first priority security interest in all of the assets of the Company. The Convertible Notes matured on November 3, 2024.

Second Tranche

On January 5, 2023, the Company entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company and each Convertible Note Investor agreed, among other things, to amend the terms and conditions of the second tranche of funding and terminate the third tranche of funding contemplated under the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company also issued a warrant to the Convertible Note Investors to purchase up to an aggregate of 3,587 shares of the Company’s Class A common stock (the “Purchase Agreement Amendment Tranche”).

On January 27, 2023, the Convertible Note Investors exercised their rights to purchase the allowable amounts under the Purchase Agreement Amendment and the Company issued the second tranche of the Convertible Notes in the aggregate principal amount of $10.0 million and common stock warrants to purchase up to an aggregate of 6,281 shares of Class A common stock (the “Second Tranche”) to the Convertible Note Investors pursuant to the Purchase Agreement for net proceeds of $9.0 million. These Convertible Notes had a maturity date of 24 months from the issuance date. Subsequently, upon reaching the Note Reset Date, the exercise price of the remaining balance was changed to $112.32 per share.

The Company elected the fair value option to account for the Convertible Notes, as further discussed in Note 15 – Fair Value. As such, the Company recorded the Convertible Notes at fair value and subsequently remeasured them at fair value at each reporting date. Changes in fair value are recognized as a component of other income (expense), net in the consolidated statements of operations. Activity related to the Company’s Convertible Notes during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years ended December 31,
	2024	2023

Balance at the beginning of the year	$10	$10,911
Convertible Notes issued during the period	—	7,330
Conversions	—	(17,623
Payments	—	(2,367
Write-off of matured debt not converted	(10)	—
Change in fair value measurement	—	1,759
Convertible Notes Liability at the end of the year	$—	$10

On November 3, 2024, the Company wrote off the balance of Convertible Notes remaining from the First Tranche that was not converted by November 3, 2024, the date on which such notes matured.

Warrant Liability

As discussed in previous sections of this Form 10-K, the Company has issued warrants classified as liabilities in connection with various capital raises. The following tables summarize the Company’s warrants outstanding as of December 31, 2024 and 2023:

Common Stock Warrants Outstanding:

	First Tranche	Purchase Agreement Amendment	Second Tranche	Series A	Series B	August 2023	GEM Warrants
December 31, 2022	1,543	—	—	—	—	—	—
Issued	—	3,587	6,281	36,114	41,670	222,223	2,270
Exercised	—	—	—	(36,114)	(8,065)	—	—
Modified (1)	—	—	—	—	—	(160,000)	—
December 31, 2023	1,543	3,587	6,281	—	33,605	62,223	2,270
Issued	—	—	—	—	—	—	—
Exercised	(772)	(1,794)	(3,141)	—	—	—	—
Modified (1)	—	—	—	—	—	—	—
December 31, 2024	771	1,793	3,140	—	33,605	62,223	2,270

(1)	During the year ended December 31, 2023, the Company and certain Convertible Note Investors of the August 2023 Warrants agreed to amend the terms of the original warrant agreements to remove the feature that precludes the warrants from being considered indexed to the Company’s own stock. As a result, these modified warrants were measured at fair value and reclassified to equity.

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$2,250		$88.65
Purchase Agreement Amendment	1/5/2023	6/5/2023	$2.250		$87.38
Second Tranche	1/27/2023	7/30/2023	$2,250		$103.68
Series A	2/21/2023	No Reset	$—		N/A
Series B	2/21/2023	No Reset	$234	(1)	N/A
August 2023	8/11/2023	No Reset	$45	(2)	N/A
GEM Warrants	10/2/2023	No Reset	$26.54		N/A

(1)	Excludes 4,800 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants. See below and Note 13 – Stock-based Compensation and Common Stock for further discussion.

In connection with the issuance of the Convertible Notes, the Convertible Note Investors received a number of common stock warrants equal to 30% of the face value of the Convertible Notes divided by the VWAP prior to the applicable closing date. The common stock warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $15 per share (the “Exercise Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the common stock during the ten-trading day period (the “Variable Exercise Price”), whichever is lower. The Exercise Price included a one-time reset at the 6-month anniversary of the initial exercise date (the “Warrant Reset Date”) to the lower of the initial Exercise Price and 120% of the daily VWAP on the trading day prior to the Warrant Reset Date. The common stock warrants issued in First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche have a five-year exercise period from their respective issuance date. Subsequently to their issuance, upon reaching the Warrant Reset Date, the Exercise Price of these warrants was changed to $0.5910, $0.5825, and $0.6912 per share for the First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche, respectively.

As discussed in Note 13 – Stock-based Compensation and Common Stock, in connection with the February 2023 Offering, the purchasing stockholders received Series A and Series B Warrants with each Class A common share issued. All Series A warrants were exercised following issuance for no consideration. The Series B Warrants were exercisable upon completion of the Reorganization Merger and will expire five years from the merger date.

As discussed in Note 13 – Stock-based Compensation and Common Stock, in connection with the August 2023 Offering, the purchasing stockholders received August 2023 Warrants with each Class A common share issued. The Company also issued August 2023 Pre-funded Warrants. As of December 31, 2024 and 2023, 160,000 of the August 2023 Warrants were amended and reclassified as equity warrants.

In connection with the August 2023 Offering, the Company amended existing Series B Warrant agreements to authorize certain Convertible Note Investors to purchase 12,865 shares of the Company’s Class A common stock for no consideration. As of December 31, 2024 and 2023, 8,065 of these Series B Warrants have been exercised. Series B Warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period.

As discussed in Note 13 – Stock-based Compensation and Common Stock, on October 2, 2023, the Company issued approximately 2 thousand warrants GEM Warrants GEM Global. The GEM Warrants were immediately exercisable at an Exercise Price of $26.54. The GEM Warrants were fully exercised as of December 31, 2024 and 2023.

The majority of the First Tranche, Purchase Agreement Amendment Tranche, Second Tranche, Series A Warrants, Series B Warrants, August 2023 Warrants, and GEM Warrants (together, the “Liability Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s consolidated balance sheets. The Company records the Liability Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, as further discussed in Note 15 – Fair Value. Activity related to the Company’s warrants during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023

Balance at the beginning of the year	$55	$374
Liability Warrants issued during the period	—	13,446
Liability Warrants exercised during the period	(2)	(3,519)
Liability Warrants modified to Equity Warrants	—	(222)
Change in fair value measurement	(34)	(10,024)
Warrant Liability at the end of the year	$19	$55

See Note 13 - Stock-based Compensation and Common Stock for further discussion of Equity Warrants.

15.	Fair Value Option

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

		As of December 31,
	Level	2024	2023
Convertible Notes	3	$—	$10
Warrant liability	3	19	55
Convertible Notes and warrant Liability, at fair value		$19	$65

Convertible Notes

As of December 31, 2024, there were no Convertible Notes outstanding, as remaining Convertible Notes matured without conversion. As of December 31, 2023, the Second Tranche of Convertible Notes was fully converted, and a nominal amount of the First Tranche was outstanding.

The following table provides the fair value and contractual principal balance outstanding of the Convertible Notes accounted for under the fair value option as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Convertible Notes fair value	$—	$10
Convertible Notes, contractual principal outstanding	—	10
Fair value less unpaid principal balance	$—	$—

Warrant Liability

The following table provides quantitative information regarding Level 3 fair value measurements for the outstanding Common Stock Warrants as of December 31, 2024 and 2023:

	December 31, 2024
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	4.38%	4.38%	4.38%	4.28%	4.38%	4.38%
Time to expiration (in years)	2.84	3.01	3.08	3.14	1.61	0.74
Expected volatility	100%	100%	100%	90%	100%	100%
Dividend yield	—	—	—	—	—	—
Stock price	$1.06	$1.06	$1.06	$1.06	$1.06	$1.06
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54

	December 31, 2023
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	3.84%	3.84%	3.84%	3.91%	3.84%	3.84%
Time to expiration (in years)	3.84	4.01	4.01	4.14	2.61	1.66
Expected volatility	90%	90%	90%	125%	85%	90%
Dividend yield	—	—	—	—	—	—
Stock price	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Exercise price	$88.65	$87.38	$103.68	$234.00	$45.00	$26.54

16.	Restructuring Costs

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

Severance and other benefits were provided to employees terminated in this action during the year ended December 31, 2024, totaling $0.8 million, with no future amounts accrued or expected to be paid.

Additionally, the Company incurred costs for clean-up of the leased warehouse facility in Mesa, Arizona during the year ended December 31, 2024 of $0.02 million. These costs are included in general and administrative expenses in the consolidated statements of operations. The actions associated with preparing assets for sale, and cleaning and vacating unneeded leased space commenced in May 2024. As of December 31, 2024, no future amounts are accrued or expected to be paid in connection with this activity.

The following table presents the effects of the above actions on operating expenses on the consolidated statement of operations for the year ended December 31, 2024 (in thousands):

			Loss on Sale
	Employee	Warehouse	of Assets
	Severance	Clean Up	Held for Sale	Total

General and administrative	$799	$21	$0	$820
Total operating expenses	799	21	0	820

Total other loss (income), net	0	0	1,060	1,060

Restructuring costs incurred in the period	799	21	1,060	1,880

Total restructuring costs expected to be incurred	$799	$21	$1,060	$1,880

See Note 4 – Assets Held for Sale for further discussion on assets held for sale and related activities.

17.	Subsequent Events

Results of the Special Meeting of Nxu Stockholders

On February 11, 2025, Nxu held the Special Meeting, during which Nxu’s stockholders voted and approved the following proposals:

1.	To approve (i) the issuance of shares of Nxu’s common stock, which will represent more than 20% of the shares of Nxu’s common stock outstanding immediately prior to the consummation of the Merger) under the Merger Agreement, pursuant to the terms of the Merger Agreement, and (ii) the change of control of Nxu resulting from the Merger, pursuant to Nasdaq Listing Rule 5635(a) and 5635(b).
2.	To amend Nxu’s Certificate of Incorporation, as amended, (the “Certificate of Incorporation”) to eliminate the dual class structure of Nxu’s common stock such that Nxu’s Class A common stock will be redesignated as Nxu’s “common stock” and Nxu’s Class B common stock will be cancelled.
3.	To amend the Certificate of Incorporation to effect a reverse stock split of Nxu’s issued and outstanding Class A common stock at a ratio of any whole number in the range of 1-for-5 to 1-for-20, inclusive, with the final ratio to be determined in the discretion of Nxu’s Board of Directors and as agreed by Verde at or prior to the closing of the Merger.
4.	To amend the Certificate of Incorporation to classify the Board of Directors of Nxu.
5.	To amend the Certificate of Incorporation to require approval by at least two-thirds of the voting power of the shares of the capital stock of Nxu that would then be entitled to vote in the election of directors at an annual meeting of stockholders in order to amend Articles VI, VIII, XI and XII of the Certificate of Incorporation (as amended by Proposals 2 through 8).
6.	To amend the Certificate of Incorporation to permit the removal of a director only for cause by the affirmative vote of at least two-thirds of the voting power of the shares of capital stock of Nxu that would then be entitled to vote in an election of directors.
7.	To amend the Certificate of Incorporation to extend the provisions limiting the personal liability of directors to Nxu or its stockholders for monetary damages for breach of fiduciary duties to include Nxu’s officers.
8.	To amend the Certificate of Incorporation to update the indemnification and advancement provisions in the Certificate of Incorporation and change the name of the Company following the closing of the Merger to “Verde Bioresins, Corp.”
9.	To approve the Verde Bioresins, Corp. 2025 Equity Incentive Plan.
10.	To approve, for purposes of complying with Nasdaq listing rules, the issuance of the shares of Nxu’s Class A common stock issuable upon exercise of the Series A PIPE Warrants and Series B PIPE Warrants pursuant to the terms of the PIPE Securities Purchase Agreement.

Upon approval by Nxu’s Board of Directors on March 12, 2025, it is anticipated that the final ratio for the reverse stock split will be 1-for-20.

Series A PIPE Warrants and Series B PIPE Warrants on the PIPE Reset Date

On February 11, 2025, Nxu held the Special Meeting, during which Nxu’s stockholders voted to approve the issuance of the shares of Nxu’s Class A common stock issuable upon exercise of the Series A PIPE Warrants and Series B PIPE Warrants pursuant to the terms of the PIPE Securities Purchase Agreement.  On February 24, 2025, the PIPE Reset Date, the aggregate number of shares of common stock issuable in connection with the alternative cashless exercise of Series A PIPE Warrants was determined to be 57,251,908. Also, on the PIPE Reset Date, the aggregate number of shares of common stock issuable in connection with the exercise of Series B PIPE Warrants, for an exercise price of $0.0001, was determined to be 1,474,668. See Note 13 - Stock-based Compensation and Common Stock for further discussion of the PIPE Securities Purchase Agreement and related PIPE Warrants. As of the date of this Form 10-K, all Series A PIPE Warrants and Series B PIPE Warrants have been fully exercised.

