Form 10-K/A
period 2024-12-31
Nxu, Inc.
filed 2025-04-30
CIK 1722969

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Nxu, Inc. (the “Company,” “Nxu,” “we,” “us” or “our”) for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2025 (the “Original Filing”).

This Amendment is being filed for the purpose of:

•	providing the information omitted from Items 10 through 15 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K;

•	deleting reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement for the 2025 annual meeting of stockholders into Part III of the Original Filing; and

•	file new certifications of our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Exchange Act, as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not modified or updated the disclosures contained therein to reflect any events that may have occurred subsequent to the date of the Original Filing. The disclosures contained in the Original Filing are provided as of the date of such disclosures. Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to them in the Original Filing.

1

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The directors and executive officers of Nxu, Inc. as of March 14, 2025 include:

Name	Age	Position
Mark Hanchett	44	Chief Executive Officer and Chairman of the Board
Annie Pratt	33	President and Director
Sarah Wyant	40	Chief Financial Officer
Britt Ide	53	Director
Jessica Billingsley	47	Director
Erin Essenmacher	49	Director

Mark Hanchett, 44 - Mark Hanchett has served as Founder, Director, and Chief Executive Officer since inception in 2016. Mr. Hanchett has over ten years of product development experience with 16 successful electromechanical and software product launches that have already created significant change in the world. Mr. Hanchett brings a passion for solving hard problems in product strategy, design, manufacturing, and business operations, while continuously driving a focus on the best possible customer experience. Before starting Nxu, Mr. Hanchett was a director at Axon Enterprise, Inc. (“Axon”) (NASDAQ: AXON) from 2012 to 2017, leading teams in the development of innovative hardware and software products for law enforcement. From 2007 to 2012, he served as a senior mechanical engineer and project manager leading cross-functional teams through design and development of innovative conductive electrical weapons at Axon.

Annie Pratt, 33 - Annie Pratt joined the Company as Chief of Staff in 2019 and has served as the Company’s President since April 2020, where she has run marketing, sales, finance, people operations, and legal functions. Ms. Pratt is a creative problem solver with a background in product management, design, and business. After studying Product Design at Stanford’s design school, she kicked off her career as a Product Manager at Axon from 2014-2016, launching in-car video solutions for law enforcement. From 2016-2019, Ms. Pratt served as the Director of Consumer Products at Axon, where she built an independent business unit on its own P&L with dedicated sales, customer service, marketing, product development, manufacturing, and quality functions. That Consumer Products business unit had doubled both revenue and profit in three years under her leadership.

Sarah Wyant, 40 - Sarah Wyant joined the Company in May 2023 and is currently the Company’s Chief Financial Officer. She was appointed as the Company’s Interim Chief Financial Officer in December 2023 and previously served as the Company’s Vice President of Finance since joining the Company. Prior to joining the Company, Ms. Wyant served as Associate Director of Financial Planning & Analysis of Carvana Co. from January 2021 to November 2022, after having served as its Head of Corporate Accounting from May 2016 to January 2021.

Britt Ide, 53 - Britt Ide has been a member of the Board of Directors (the “Board” or “Board of Directors”) of the Company since 2021 and brings a deep background and many connections to help Nxu grow. She is an experienced private and public board director (e.g., Nasdaq: NorthWestern Energy 2017-Present, CleanTech Acquisition Corp 2021-2022, TechnoSylva 2022-present) with deep expertise in the clean energy and cleantech sectors. Ms. Ide has served as President and Chief Executive Officer of Ide Energy & Strategy since 2010. Her degrees include BS Mechanical Engineering from the Ohio State University, MS Environmental Engineering from Montana State University-Bozeman, and a Juris Doctor from University of Utah. She has extensive experience in corporate governance, ESG (environmental, social, and governance), mergers and acquisitions, and executive development. Ms. Ide was appointed by the U.S. Secretary of the Department of Energy to serve as an Ambassador for the Clean Energy, Education, and Empowerment program. Ms. Ide’s significant familiarity with the Company’s industry and business and financial expertise make her an ideal candidate to serve on our Board and serve as a member of the Board’s Audit Committee.

Jessica Billingsley, 47 - Jessica Billingsley, 47, has served as a director on our board of directors since July of 2023. Ms. Billingsley serves as Managing Partner of MacArthur Holding Company and as the CEO of its wholly owned FINRA licensed broker dealer, MacArthur Strategic Capital. Ms. Billingsley serves on the board of Gryphon Digital Mining (NASDAQ:GRYP) and as its compensation committee chair and on the audit and nominating and governance committees since the completion of its business combination with Akerna (NASDAQ:KERN) in February 2024. Ms. Billingsley served as Chief Executive Officer and director of Akerna since its public listing in June 2019, and Chairman of the Board starting in July 2019. Ms. Billingsley co-founded MJ Freeway, Akerna’s wholly-owned subsidiary, in 2010 and served as President of MJ Freeway from 2010 to April 2018 and Chief Executive Officer since May 2018. Before Akerna, she founded and led Zoco, a technology services firm with a diverse nationwide client base. Ms. Billingsley served on the board and as audit chair of Bhang (CSE:BHNG) from November 2020 – November 2022. She currently serves on the private board of OARO, and as the elected Learning Officer for the Young President’s Organization (YPO) Entrepreneurship Network Board. She has served as an active mentor for multiple accelerator programs, including INC’s military entrepreneur program. Jessica Billingsley is a seasoned executive and innovator with over 25 years of experience in frontier technology. She possesses in-depth expertise in private and public capital markets, successfully navigating complex transactions to drive growth and business transformation. With over 25 years of experience in advanced technologies, emerging growth markets, and scaling businesses, she brings substantial domain expertise in P&L oversight, enterprise risk management, data analytics, machine learning, cybersecurity and data privacy, global supply chain management, and media and public relations. She holds a degree in Computer Science and Communications from the University of Georgia and FINRA securities licenses 63, 7, 79, and 24. She has been recognized with numerous awards, including the Titan 100 CEO, Outstanding Women in Business, Inc. Top 100 Female Founder, and Fortune’s Most Promising Woman Entrepreneur. Her thought leadership has been featured in prominent media outlets, including Business Insider, Bloomberg, CNN, Cheddar, Fortune, and Forbes, in addition to her contributions to Entrepreneur and Rolling Stone publications. Ms. Billingsley was selected to serve on our Board and the audit committee based on her extensive experience with technology and emerging growth companies, her capital markets expertise, and her background as an entrepreneur.

Erin Essenmacher, 49 - Erin Essenmacher has served as a member of the Board since January 2025. Erin Essenmacher is an accomplished board director, CEO advisor, and C-suite executive with more than two decades of experience driving innovation, strategy, and growth across mission-driven organizations and the corporate governance ecosystem. She currently serves on the board of Nxu, Inc. (NASDAQ: NXU), Future Directors Institute and co-chairs the advisory board of the Athena Alliance. Previously she served on the board of EILEENFISHER, where she chaired the People and Culture Committee and co-chaired the CEO succession planning. Erin most recently served as Interim COO at Conscious Capitalism, Inc. from 2024 to 2025, where she helped lead a strategic turnaround, including the development of a new membership model, events strategy, board engagement program, and revitalized chapter infrastructure. Prior to that, she was Chief Strategy and Member Experience Officer at Athena Alliance from 2021 to 2024, where she spearheaded the launch of new revenue-generating products and partnerships, led brand transformation efforts, and co-authored a governance playbook on ethical AI. She continues to serve as Athena’s Advisory Board Co-Chair and a key faculty member for its board readiness programs. Erin is the Founder and President of The Brigh Group, a strategy consultancy focused on strategic growth, board effectiveness, and stakeholder engagement. Earlier in her career, she served as President and Chief Strategy Officer at the National Association of Corporate Directors (NACD), where she was instrumental in developing the industry’s first accredited certification for board directors and helped drive a doubling of membership and a 400% increase in programmatic revenue. A sought-after speaker and thought leader, Erin is a regular contributor to Directors & Boards Magazine, has been featured in publications from the NYSE, Proxy Pulse and on NPR’s Marketplace. She presents frequently on topics such as strategy oversight, stakeholder capitalism, board composition and dynamics, and oversight of emerging technology. Her deep board experience spans public, private, nonprofit, and advisory boards, with a focus on companies navigating inflection points, innovation, and growth.

Board Committees

Our Board has two standing committees: an audit committee and a compensation committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board.

Committees of the Board

Audit Committee

Our audit committee consists of Mses. Ide, Billingsley and Essenmacher with Ms. Billingsley serving as chairperson, resulting in three independent directors as members of the audit committee. Our Board has determined that the chairperson of the audit committee can read and understand financial statements and will ensure that each member seated in the future will be able to read and understand fundamental financial statements and qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq. Our Board has determined that Ms. Billingsley is an audit committee financial expert as such term is defined under Item 407(d)(5) of Regulation S-K. We remain subject to the rules of Sarbanes-Oxley and Nasdaq that require us to have an audit committee composed entirely of at least three independent directors.

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

The audit committee met four (4) times during the fiscal year ended December 31, 2024.

A copy of the audit committee charter is available under the “Corporate Governance” section of the Company’s website at https://investors.nxuenergy.com/corporate-governance/governance-overview.

Compensation Committee

Our compensation committee consists of Mses. Ide, Billingsley and Essenmacher, with Ms. Billingsley serving as chair of the committee. The Board has determined that each of Ms. Ide, Ms. Billingsley and Ms. Essenmacher is independent as defined by Nasdaq rules and SEC requirements relating to the independence of compensation committee members.

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

The compensation committee met four (4) times during the fiscal year ended December 31, 2024.

A copy of the compensation committee charter is available under the “Corporate Governance” section of the Company’s website at https://investors.nxuenergy.com/corporate-governance/governance-overview.

Qualifications for Director Nominees

The Company does not have a nominating committee. The Board does not believe this is necessary as the nominations for director nominees are made by the independent directors of the Board. Director nominees will be selected, or recommended for the Board’s selection, by a majority of the independent directors meeting in executive session. The independent directors may use multiple sources for identifying director candidates, including their own contacts and referrals from other directors, members of management, the Company’s advisors, and executive search firms. The independent directors will consider director candidates recommended by stockholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources. In making recommendations for director nominees for the annual meeting of stockholders, the independent directors will consider any written recommendations of director candidates by stockholders received by the Secretary of the Company pursuant to the procedures set forth in the Company’s bylaws.

The independent directors, in nominating director candidates, will consider candidates who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments and will consider candidates’ geographic background, gender, age and ethnicity, in accordance with the director qualification standards and additional selection criteria as set forth in the Company’s Corporate Governance Guidelines, a copy of which is available under the “Corporate Governance” section of the Company’s website at https://investors.nxuenergy.com/corporate-governance/governance-overview.

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

Stockholder Nominations

The Company’s bylaws (i) require any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than the Board’s nominees in accordance with Rule 14a-19 under the Exchange Act, (ii) require such nominating stockholder to provide sufficient evidence, at the Company’s request, that certain requirements of Rule 14a-19 under the Exchange Act have been satisfied, (iii) provide that the Company will disregard proxies or votes solicited for such stockholder’s nominees if such stockholder fails to comply with the requirements of Rule 14a-19 and (iv) incorporate other technical changes in light of the universal proxy rules adopted by the SEC.

Code of Business Ethics and Conduct Policy

Our Board has adopted a Code of Business Ethics and Conduct Policy applicable to the Company’s directors, officers and employees in accordance with applicable securities laws and the corporate governance rules of Nasdaq. In addition to the Code of Business Ethics and Conduct Policy, the Company’s Chief Executive Officer, Chief Financial Officer and Controller are also subject to additional provisions under the Company’s Code of Ethics for Senior Financial Officers. Copies of our Code of Business Ethics and Conduct Policy and our Code of Ethics for Senior Financial Officers are available under the “Corporate Governance” section of the Company’s website at https://investors.nxuenergy.com/corporate-governance/governance-overview, or in print free of charge to any stockholder who makes a request to the Company’s Corporate Secretary at 1828 N. Higley Rd. Ste 116, Mesa, AZ 85205. The information on our website is not a part of this prospectus. Any amendments to or waivers of certain provisions of our Code of Business Ethics and Conduct or our Code of Ethics for Senior Financial Officers may be made only by our Board and will be disclosed on our corporate website promptly following the date of such amendment or waiver as required by applicable securities laws and the corporate governance rules of Nasdaq.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees. The policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. While the insider trading policy does not apply to the Company directly, it is the Company’s intention to follow the same guidelines and restrictions on transactions involving our securities that apply to our directors, officers and employees. Furthermore, our insider trading policy prohibits our directors, officers, and employees, as well as their family members and controlled entities, from engaging in hedging transactions with respect to our securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To the Company’s knowledge, based solely on the Company’s review of reports filed electronically with the SEC, for the fiscal year beginning on January 1, 2024 and ending December 31, 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) two Form 4s filed in November 2024 (each reporting one transaction) for Annie Pratt, (ii) two Form 4s filed in December 2024 (each reporting one transaction) for Annie Pratt, (iii) one Form 4 filed in April 2024 (reporting two transactions) for Sarah Wyant, (vi) one Form 4 filed in November 2024 (reporting one transaction) for Sarah Wyant, (iv) one Form 4 filed in December 2024 (reporting six transactions) for Britt Ide, (v) one Form 4 filed in December 2024 (reporting three transactions) for Jessica Billingsley, and (vi) each of Mark Hanchett’s and Annie Pratt’s inadvertent failure to file a Form 4 to report the grant of RSUs on October 23, 2024 pursuant to their respective amendments to employment agreements, as previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024.

Item 11	Executive Compensation

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers whom are referrred to herein as our “Named Executive Officers”.

Introduction

For the year ended December 31, 2024, the Company’s Named Executive Officers were:

•	Mark Hanchett, Chief Executive Officer;
•	Annie Pratt, President; and
•	Sarah Wyant, Chief Financial Officer.

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to the Company by our Named Executive Officers for the years ended December 31, 2024 and December 31, 2023. Additional information on our Named Executive Officers’ annual compensation for the year ended December 31, 2024 is provided in the narrative sections following the Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)		Total ($)
Mark Hanchett,	2024	300,000	—		180,000	—	—		480,000
Chief Executive Officer	2023	200,000	—		2,920,000	—	—		3,120,000
Annie Pratt,	2024	300,000	—		180,000	—	—		480,000
President	2023	200,000	—		1,870,000	—	—		1,890,000
Sarah Wyant,	2024	261,830	15,000	(5)	—	31,812	7,992	(6)	316,634
Chief Financial Officer(4)	2023	120,740	—		225,267	—	—		346,007

(1)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock units (“RSUs”) awarded to Nxu’s Named Executive Officers calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used in calculating the grant date fair value are incorporated by reference to Notes 2 and 13 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(2)	The amounts reported in the “Stock Awards” column for 2024 represent RSUs granted under Nxu’s short-term incentive program, described in more detail below under “Performance-Based Compensation,” to each Named Executive Officer and are based on 100% achievement of the underlying performance goals, which was determined to be the probable outcome at the time of grant. There can be no assurance that the amounts shown will be realized, and amounts could ultimately exceed these calculated fair values.

(3)	The amounts reported in the “Option Awards” column represent the aggregate grant date fair value of stock options awarded to Nxu’s Named Executive Officers calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value are described in Notes 2 and 13 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(4)	On December 15, 2023, our Board of Directors appointed Ms. Wyant to serve as Interim Chief Financial Officer, and, in connection with such appointment, her base salary increased from $190,000 to $225,000 per year effective December 15, 2023. Ms. Wyant’s base salary was subsequently increased to $235,000 effective February 26, 2024, and thereafter increased to $271,000 effective May 13, 2024. On October 23, 2024, our Board of Directors appointed Ms. Wyant to serve as Nxu’s Chief Financial Officer, and, in connection with such appointment, her base salary increased to $300,000 effective October 23, 2024.
(5)	In connection with Ms. Wyant’s appointment as Nxu’s Interim Chief Financial Officer, Ms. Wyant was paid a bonus of $3,000 per month from January 2024 through May 2024.
(6)	Non-equity incentive plan amounts are determined as more specifically discussed under “Annual Bonus” below. The amount in this column represents short-term cash incentive awards earned for 2024.

Narrative Disclosure to Summary Compensation Table

Original Agreements with Nxu’s Named Executive Officers

On May 12, 2023, in connection with Nxu’s reorganization merger, Nxu entered into employment agreements (the “Original Employment Agreements”) with Mr. Hanchett, Nxu’s Chief Executive Officer, and Ms. Pratt, Nxu’s President (each an “Executive” and collectively, the “Executives”), in each case providing for their continued employment in their then-current respective positions, which superseded and replaced their then existing employment agreements with Atlis Motor Vehicles Inc. The terms of the Original Employment Agreements provide that the initial period of employment for each Executive shall end on December 31, 2027 and shall be automatically extended for one-year periods unless Nxu or the Executive provides written notice of intention to terminate the agreement with at least 120 days prior written notice.

Under the Original Employment Agreements, each Executive received a base salary of $200,000, which will increase to $250,000 in the first pay period following Nxu’s first delivery of a 30 kilowatt hour battery pack to a customer and will increase to $300,000 in the first day of the quarter following a quarter in which Nxu recognizes over $250,000 in revenue from core product sales. Each Executive’s base salary is subject to an annual review for increase by the compensation committee of the Board of Directors. Base salaries are not subject to decrease, except for any across-the-board reduction impacting substantially all Executives of Nxu of not more than 10%. Each Executive is also eligible to receive equity awards pursuant to Nxu’s short and long-term equity incentive plans in amounts as determined by the compensation committee of the Board.

Under the Original Employment Agreements, Nxu may terminate the Executive’s employment immediately upon notice to the Executive. The Executive may terminate his or her employment for any reason with 120 days’ advance written notice to Nxu. In the event of an Executive’s separation from Nxu for any reason, any unvested equity awards will be forfeited, except as noted in the employment agreement or the underlying award agreement.

Under the Original Employment Agreements, if, prior to December 31, 2027, or such later date if the period of employment is extended, an Executive is involuntarily terminated by Nxu without Cause (as defined in the Original Employment Agreements) or by the Executive for Good Reason (as defined in the Original Employment Agreements), the Executive will be entitled to receive the following, subject to the Executive’s execution of a general release: (i) continuation of his or her base salary (at the rate in effect immediately prior to the separation) for the 12 months following the separation date; (ii) continued vesting of the Executive’s equity awards according to the original vesting schedule for the 12 months following the separation date; and (iii) a monthly cash payment for the 12 months following the separation date (or until such time as the Executive becomes eligible for coverage through a subsequent employer or becomes ineligible for COBRA) equal to the premium costs for medical and dental COBRA continuation coverage at the rate of Nxu’s normal contribution for active employees (the “Severance Payments”).

Under the Original Employment Agreements, if, prior to December 31, 2027 or such later date if the period of employment is extended, an Executive is involuntarily terminated by Nxu without Cause or by the Executive for Good Reason, in each case within 12 months following a Change in Control (as defined in the Original Employment Agreements), then the Executive will be eligible to receive the following, subject to the Executive’s execution of a general release: (i) 24 months of Severance Payments (instead of 12 months for a single trigger involuntary termination); and (ii) a lump sum payment in an amount equal to two times the annual bonus that the Executive would have earned at the target achievement level for the calendar year in which the separation occurred. Additionally, notwithstanding the terms of the Nxu Plan under which the awards were granted, all of the Executive’s outstanding, unvested, time-based awards will become fully vested and performance-based vesting shall be deemed achieved at target levels (and, in the case of stock options, shall remain exercisable for the remainder of their full term).

Amended Executive Employment Agreements and Wyant Employment Agreement

Concurrently with the signing of the Merger Agreement, on October 23, 2024, Nxu amended the Original Employment Agreements (collectively, the “Employment Agreement Amendments”) with the Executives.

Each Employment Agreement Amendment, among other things, (i) provides that the Executive may not hold other employment unless such employment does not interfere or conflict with the Executive’s duty under the Executive Agreement, (ii) amends and restates the provisions governing benefits upon an involuntary termination without Cause by Nxu or the Executive’s resignation for Good Reason (as such terms are defined in the Employment Agreement Amendment) such that if the Executive is involuntarily terminated by Nxu without Cause or the Executive resigns for Good Reason in each case solely following a termination of the Merger Agreement, provided that the Executive executes a general release of claims, the Executive is entitled to amounts accrued prior to the Executive’s termination, a lump sum payment equal to six (6) months of base salary, less applicable taxes and withholding, the settlement of outstanding equity awards in accordance with their terms, and a monthly cash payment equal to the monthly premium costs for COBRA coverage for up to 12 months, (iii) amends the definition of Good Reason to clarify that none of (a) the execution of the Employment Agreement Amendment, (b) changes to Executive’s duties, authority or responsibilities or Executive’s principal place of employment, in each case, while the Merger Agreement is in effect, nor (c) any of the transactions contemplated by the Merger Agreement, including the Executive’s resignation from his or her position as an officer of Nxu or member of the Board of Directors will constitute Good Reason for purposes of the Employment Agreement, (iv) provides for the payment to the Executive of a financing bonus not to exceed an aggregate amount equal to six months of the Executive’s annual base salary as of immediately prior to the closing in the event that after the closing of the Merger the combined company raises at least $5 million during 2025 through the sale of combined company equity securities to one or more third parties unaffiliated with either Nxu or Verde, provided that the Executive is employed by Nxu on the closing of the Merger and provided Executive executes a general release of claims in connection with any termination of employment (the “Financing Bonus”), and (v) amends the outstanding equity awards as described below.

The Board of Directors also appointed Ms. Wyant, Nxu’s then Interim Chief Financial Officer, to serve as Nxu’s Chief Financial Officer, effective on October 23, 2024. In connection with Ms. Wyant’s appointment, on October 23, 2024, Nxu entered into an employment agreement with Ms. Wyant (the “Wyant Employment Agreement”). The Wyant Employment Agreement increases Ms. Wyant’s annual base salary to $300,000 from $271,000, provides that Ms. Wyant is eligible for the Financing Bonus and amends her outstanding equity awards as described below. Ms. Wyant will also be eligible to participate in Nxu’s standard employee benefit programs made available by Nxu to its employees generally, and will be eligible to receive paid vacation in accordance with Nxu’s vacation policies. If Nxu terminates Ms. Wyant (other than as a result of her death, disability or for Cause) or Ms. Wyant resigns for Good Reason (as such terms are defined in the Wyant Employment Agreement), in either case, following a termination of the Merger Agreement, provided that she executes a general release of claims, Ms. Wyant will be entitled to receive amounts accrued prior to her termination, a lump sum payment of $150,000, less applicable taxes and withholding, and continued vesting of outstanding equity awards.

Amendments to Equity Awards under the Employment Agreement Amendments and the Wyant Employment Agreement

Our Board of Directors and the Nxu Executives previously agreed to extend the vesting dates for 5,367,874 RSUs in the aggregate previously granted to the Nxu Executives until January 31, 2025 (the “Delayed Vesting”), as the delivery of the RSUs during the original vesting periods would jeopardize Nxu’s ability to continue as a going concern. Pursuant to the Employment Agreement Amendments and the Wyant Employment Agreement, following the signing of the Merger Agreement, Nxu will deliver such RSUs to the Nxu Executives in installments in such amounts as Nxu determines may be delivered to the Nxu Executives without jeopardizing Nxu’s ability to continue as a going concern. Such RSUs will be delivered until the earlier of (a) the date all RSUs subject to Delayed Vesting have been delivered to the Nxu Executive or (b) the date that is no later than five business days prior to the closing of the Merger (such earlier date, the “Cut-Off Date”). Any RSUs that have not been delivered to the Nxu Executives as of the Cut-Off Date will be forfeited for no consideration. No RSUs will be settled if such settlement would cause the Nxu Executive to be subject to excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), provided that, at Nxu’s and the Nxu Executive’s request, Verde may consider permitting such RSUs to be settled upon receipt of satisfactory evidence, in the sole discretion of Verde’s counsel, that the Nxu Executive has remitted to an escrow account established by Nxu the amount necessary to satisfy Nxu’s tax withholding obligations under Section 4999 of the Code upon the closing of the Merger.

The Nxu Executives hold stock options under the Nxu, Inc. Amended and Restated 2023 Omnibus Incentive Plan and/or the Employee Stock Option Plan of Atlis Motor Vehicles, Inc. All of the stock options have a per share exercise price in excess of the current fair market value of Nxu’s stock as of the effective date of the Employment Agreement Amendments or the effective date of the Wyant Employment Agreement, as applicable. Our Board of Directors resolved, and the Nxu Executives have agreed, to cancel all outstanding stock options, whether vested or unvested, for no consideration immediately prior to a change in control, provided the per share exercise price, as adjusted to reflect any changes in Nxu’s capitalization between the effective date of the Employment Agreement Amendments or the Wyant Employment Agreement, as applicable, and the date on which a change in control occurs, remains in excess of Nxu’s closing stock price on the trading day immediately preceding the date on which the change in control occurs.

Base Salary

Each Named Executive Officer’s base salary is a fixed component of annual compensation for performing specific job duties and functions. The annual base salary for each of the Named Executive Officers was established at levels commensurate with historical compensation with any adjustments deemed necessary to attract and retain individuals with superior talent appropriate and relative to their expertise and experience. For 2024, the base salaries for Mr. Hanchett and Ms. Pratt were each set at $300,000, and the base salary for Ms. Wyant increased to $300,000 effective October 2024 in connection with her appointment as Chief Financial Officer of Nxu (from January 2024 to February 2024, Ms. Wyant’s base salary was $225,000, from February 2024 to May 2024, Ms. Wyant’s base salary was $235,000, and from May 2024 to October 2024, Ms. Wyant’s base salary was $271,000).

Annual Bonus

Historically, annual cash incentive awards were used to motivate and reward Nxu’s employees. For 2024, only Ms. Wyant participated in Nxu’s short-term cash incentive program. Mr. Hanchett and Ms. Pratt were not eligible to receive any annual cash incentive awards. Instead, Nxu utilized a short-term equity incentive plan bonus, described in more detail under “— Equity Incentive Compensation” below.

For 2024, Ms. Wyant’s short-term cash incentive target was 12.5% of her annual base salary then in effect, payable on a quarterly basis. Payouts are determined as set forth under “— Performance-Based Compensation” below.

Equity Incentive Compensation

Equity incentive compensation is used to promote performance-based pay that aligns the interests of Nxu’s executive officers with the long-term interests of its stockholders and to enhance executive retention. Historically, Nxu has made stock awards to each of the Named Executive Officers on a fully vested basis or subject to monthly or annual ratable vesting. Prior to May 2023, Nxu had used its Employee Stock Option Plan, adopted in August 2021, to make awards to participants.

In connection with Nxu’s reorganization merger, it adopted the Nxu, Inc. 2023 Omnibus Incentive Plan, which generally provides for awards in the form of options, share appreciation rights, restricted shares, restricted share units, performance-based awards (including performance shares, performance units and performance bonus awards), and other share-based or cash-based awards. The 2023 Omnibus Incentive Plan also assumed a portion of outstanding stock options and restricted stock units from the Employee Stock Option Plan in connection with the reorganization merger. The 2023 Omnibus Incentive Plan was amended and restated effective August 14, 2024.

Performance-Based Compensation

In 2024, Nxu implemented the Short-Term Incentive Program, in which one or more of its Named Executive Officers participate. Under the program, each Named Executive Officer is eligible to earn a specified dollar value of short-term equity compensation (the “STIP Value”) each quarter, which for the STIP Value is issued in the form of RSUs under the Nxu, Inc. 2023 Omnibus Incentive Plan with respect to each of Mr. Hanchett and Ms. Pratt, and in the form of cash with respect to Ms. Wyant. The STIP Value earnable will be determined by the compensation committee of the Board of Directors, which sets quarterly performance goals at each quarterly Board meeting, and then will assess achievement against the goals to determine the percentage of the STIP Value that has been achieved. The number of RSUs eligible to be issued to Mr. Hanchett and Ms. Pratt shall be calculated by dividing the applicable quarterly STIP Value by the closing share price on the business day immediately preceding the 15th day of the last month of each quarter. The quarterly STIP Value targets in 2024 were $60,000 for each of Mr. Hanchett and Ms. Pratt. Ms. Wyant’s quarterly STIP Value targets were $7,344, $8,469 and $8,469 for the first, second and third quarters of 2024, respectively.

Below are the quarterly goals and the performance achieved during 2024:

Q1 2024 STIP Performance Goals

Performance Metric	Goal	Decision	Weight	Outcome
Produce 2 new NxuOne™ charging boxes (cumulative 4 charging boxes produced)	Product to Market	Y/N	20%	20%
Publicly launch the NxuOne™ Mobile App	Product to Market	Y/N	20%	20%
Finalize drawings for charging site #2	Site Deployments	Y/N	20%	20%
Secure charging sites #2 & #3*	Site Deployments	Y/N	20%	0%
Raise $7M capital	Raise Capital	Sliding, min $5m	20%	20%
				80%
____________

*	Site #3 not secured as of the end of the first quarter of 2024. Performance required both sites be secured (% weight was not allocated between the sites).

Q2 2024 STIP Performance Goals

Performance Metric	Goal	Decision	Weight	Outcome
Engineering design phase kickoff for charging pedestal	Product to Market	Y/N	10%	10%
Complete production of 2 new NxuOne™ charging boxes	Product to Market	Y/N	10%	0%
Engineering & design phase complete for site #2	Site Deployments	Y/N	10%	0%
Secure site #3	Site Deployments	Y/N	10%	0%
Recognize operating revenue of more than $100,000	Revenue	Sliding, min $3k in charging revenue (15%), sale of charging unit (15%)	30%	15%
Raise $5M capital	Raise Capital	Sliding, min $3m	30%	0
				25%

Q3 2024 STIP Performance Goals

Performance Metric	Goal	Decision	Weight	Outcome
Value Creation	Enter into merger agreement	Y/N	100%	0%

The above resulted in the following payments to Nxu’s Named Executive Officers under the short-term incentive program.

•	Q1 2024 STIP: Mr. Hanchett and Ms. Pratt each received an STIP Value of $48,000. Ms. Wyant received $5,875 in cash.

•	Q2 2024 STIP: Mr. Hanchett and Ms. Pratt each received an STIP Value of $15,000. Ms. Wyant received $2,117 in cash.

•	Q3 2024 STIP: No payments were made in respect of the third quarter of 2024.

Modifications to Equity Awards

As disclosed in the notes to Nxu’s audited consolidated financial statements included elsewhere in this Form 10-K, on February 23, 2024 (the “Exchange Date”), the compensation committee of the Board of Directors also authorized a mandatory Exchange Program (the “RSU Exchange Program”) for all employees other than the Named Executive Officers (with the except of Ms. Wyant), to provide for the cancellation and exchange of stock-based compensation related to unvested RSUs (“Exchanged RSUs”), previously recorded as liabilities within the consolidated balance sheets, for an option to purchase shares of Nxu Class A common stock (“Exchange Option”), which are expected to be classified as equity awards within the consolidated balance sheets. The Exchange Options have an equal value to the Exchanged RSUs at the Exchange Date. Recipients also were granted the opportunity to participate in a short-term cash incentive plan for 2024 as well as an award of new stock options. Ms. Wyant’s outstanding awards that settle in RSUs were all exchanged into options under this program.

Concurrently with the signing of the Merger Agreement, Nxu entered into the Employment Agreement Amendments and the Wyant Employment Agreement, pursuant to which certain terms of RSUs previously granted to the Nxu Executives were amended as describe above under “— Amendments to Equity Awards under the Employment Agreement Amendments and the Wyant Employment Agreement.”

Other Compensation Elements

Nxu offers participation in broad-based retirement, health and welfare plans to all of its employees. Nxu has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. Nxu currently maintains a retirement plan intended to provide benefits under section 401(k) of the Code whereby employees, including its Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. Nxu currently does not provide matching contributions under the plan. In addition, Nxu does not provide perquisites to its Named Executive Officers.

Clawback Policy

In 2023, the Board of Directors approved a policy for recoupment of incentive compensation received by current or former executive officers on or after October 2, 2023 (the “Clawback Policy”). The Board of Directors adopted the Clawback Policy to meet the requirements of the final Nasdaq listing standards implementing Exchange Act Rule 10D-1. The Clawback Policy provides that following an accounting restatement, the compensation committee of the Board of Directors must assess whether any incentive amounts paid to current and former executive officers were in excess of what should have been paid based on the revised financials, and thus should be subject to recovery. The policy has a three-year look-back and applies to both current and former executives, regardless of such executive’s fault, misconduct or involvement in causing the restatement.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Nxu is committed to adhering to high standards of corporate governance and transparency, particularly regarding executive compensation practices. To ensure compliance with applicable securities laws and to promote equitable treatment of stakeholders, Nxu has established the following policies and practices governing the timing of awards of stock options, stock appreciation rights (“SARs”), and similar option-like instruments in relation to the release of material nonpublic information (“MNPI”).

Grant Timing and Determination

1.	Pre-Determined Grant Schedule: If the compensation committee of the Board of Directors chooses to grant stock options and similar awards, it will do so on a pre-determined schedule. These grants will usually be made annually following the first Board of Directors meeting in the fiscal year or on a specified date as established by the compensation committee. This schedule is designed to minimize any perception of impropriety or influence of MNPI on award timing.

2.	Alignment with Board Meetings: If a grant does not occur on the pre-determined schedule, it will generally coincide with a regularly scheduled meeting of the Board of Directors or its compensation committee. This ensures appropriate oversight and consistency in the granting process.

3.	Prohibition on Discretionary Timing: Nxu shall not make discretionary grants timed to align with the release of MNPI. Awards are not made immediately before or after significant corporate announcements or events that could materially affect Nxu’s stock price.

Consideration of MNPI in Grant Timing and Terms

1.	Avoiding Grants During MNPI Periods: Nxu prohibits the granting of stock options, SARs, or similar awards during “blackout periods” when Nxu is aware of MNPI that has not yet been disclosed to the public.

2.	Board and Committee Oversight: The compensation committee of the Board of Directors shall evaluate whether the timing and terms of proposed grants may be affected by MNPI. If MNPI exists, the compensation committee may defer granting awards until after the information is publicly disclosed.

Disclosure and Communication of MNPI

1.	No Timing of Disclosure to Affect Awards: Nxu shall not time the public disclosure of MNPI for the purpose of influencing the value of stock option awards or other forms of executive compensation. Any MNPI disclosure is made in accordance with Nxu’s established disclosure policies and applicable regulatory requirements.

2.	Documentation: All grant decisions are documented in the meeting minutes of the Board of Directors or its compensation committee, including any considerations of MNPI.

Periodic Review and Updates

1.	Policy Review: The Board of Directors or its compensation committee periodically reviews these policies and practices to ensure continued compliance with regulatory requirements and best practices.

2.	Training and Awareness: Nxu provides training to relevant personnel to ensure a comprehensive understanding of these policies, MNPI-related compliance requirements, and the importance of maintaining integrity in the award process.

Such policies and practices reflect Nxu’s commitment to ethical and transparent executive compensation practices, aligned with regulatory requirements and shareholder expectations. By implementing these measures, Nxu aims to promote trust, mitigate risk, and safeguard the integrity of its compensation programs.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by the Named Executive Officers as of December 31, 2024. Stock option awards reflected below were granted under the Employee Stock Option Plan, assumed under the 2023 Omnibus Incentive Plan, and the Amended and Restated 2023 Omnibus Incentive Plan. RSU awards reflected below were granted under the 2023 Omnibus Incentive Plan, except for Mr. Hanchett and Ms. Pratt’s Class B RSUs which were granted pursuant to standalone award agreements.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
Mark Hanchett	200,692	—	1,050	8/24/2031	1,423,530	(2)	1,508,942
Annie Pratt	78,812	—	1,050	8/24/2031	1,244,886	(2)	1,319,579
Sarah Wyant	126,977	—	0.99	3/31/2034
____________

(1)	Except as otherwise noted, the amount listed reflects the market value per share of our Class A common stock on the Nasdaq Capital Market of $1.06 per share as of the last trading day of the year (December 31, 2024).
(2)	Amounts represent RSUs that were granted on October 23, 2024 pursuant to the Employment Agreement Amendments and are fully vested but not yet settled.

Potential Payments Upon Termination or Change in Control

See the section titled “Narrative Disclosure to Summary Compensation Table — Amended Executive Employment Agreements and Wyant Employment Agreement” for a description of severance eligibility under the Named Executive Officers’ employment agreements. Except as noted there, the Named Executive Officers do not have any severance entitlements and are not entitled to any payments on a single-trigger change in control of Nxu.

Additionally, Nxu’s Named Executive Officer’s outstanding, unvested option awards will be forfeited and immediately terminate in the event of a Named Executive Officer’s termination of employment for any reason. Concurrently with the signing of the Merger Agreement, the Nxu Executives agreed to forfeit all outstanding stock options, whether vested or unvested, for no consideration immediately prior to a change in control, provided the per share exercise price, as adjusted to reflect any changes in Nxu’s capitalization between the effective date of the Employment Agreement Amendments or the Wyant Employment Agreement and the date on which a change in control occurs, remains in excess of Nxu’s closing stock price on the trading day immediately preceding the date on which the change in control occur.

NXU DIRECTOR COMPENSATION

Director Compensation Table

The following table provides information concerning the compensation of Nxu’s non-employee directors who served on the Board of Directors during fiscal year ending December 31, 2024. Mark Hanchett and Annie Pratt also served as directors of Nxu during fiscal year ending December 31, 2024, but did not receive any additional compensation with respect to such Board service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Caryn Nightengale(2)	142,337	—	142,337
Britt Ide	150,000	148,106	298,106
Jessica Billingsley	100,000	148,106	248,106
____________

(1)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of RSU awards granted to Mses. Nightengale, Ide and Billingsley as part of their equity retainers for their Board service in 2024. The grant date fair value was computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value are described in Notes 2 and 13 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As of December 31, 2024, each of Nxu’s non-employee directors who were members of the Board of Directors on such date held 295,858 unvested RSUs.
(2)	Ms. Nightengale did not stand for re-election at Nxu’s 2024 annual meeting of stockholders.

Director Compensation Program

Nxu initially entered into a Non-Employee Director Agreement with Ms. Ide, effective February 19, 2021, that was later superseded by a Non-Employee Director Agreement dated August 30, 2021 (the “Ide Agreement”), a board of directors agreement, effective as of July 1, 2022, with Caryn Nightengale who joined the Board of Directors in 2022 (the “Nightengale Agreement”), and a Board of Directors Agreement, effective as of July 1, 2023, with Jessica Billinsley who joined the Board of Directors in 2023 (the “Billingsley Agreement”). The Ide Agreement and the Billingsley Agreement were subsequently superseded by the Board of Directors Agreements entered into concurrently with the Merger Agreement, as described in more detail below.

The Ide Agreement and the Nightengale Agreement were each later superseded when Nxu entered into a board of directors agreement with Mses. Ide and Nightengale, respectively, effective as of May 12, 2023 (the “A&R Director Agreements”). The A&R Director Agreements and the Billingsley Agreement had an initial term lasting from the effective date until the earlier of the 12-month anniversary thereof or the date of Nxu’s annual stockholder meeting, subject to each director’s election by Nxu’s stockholders. If a director is re-elected, the agreement will continue to renew at each annual shareholder meeting, until the director is not re-elected, resigns, or is otherwise removed from the Board of Directors. The A&R Director Agreements and the Billingsley Agreement also provided for the following material terms (the descriptions of which are qualified in their entirety by reference to the respective A&R Director Agreements and Billingsley Agreement): (i) cash fees in the amount of a $15,000 quarterly stipend, payable until Nxu’s 2024 annual stockholder meeting (for Ms. Ide and Nightengale, each received $10,000 in cash fees on a quarterly basis prior to May 2023); (ii) a quarterly award of restricted share units having a grant date fair value of $35,000, with the number of shares determined by using the share price on the first trading day before the 15th of last month of the quarter, and with the awards vesting on the last business day of the quarter, from the effective date until Nxu’s 2024 annual stockholder meeting; (iii) an indemnification provision, which includes the obligation of Nxu to maintain directors and officers insurance; and (iv) a provision providing for attorneys’ fees if ever any proceeding commences between the parties relating to the terms of the agreement. The A&R Director Agreements additionally provided for a one-time special award of restricted share units having a grant date fair value of $40,984 in recognition of the director’s efforts related to Nxu’s public listing and RSUs having a grant date fair value of $120,000 for the three quarters ending September 30, 2022, December 31, 2022, and March 31, 2023. The A&R Director Agreements and the Billingsley Agreement also provided for certain confidentiality and non-disclosure covenants in favor of Nxu and a mutual non-disparagement provision.

On April 5, 2024, the Board of Directors, upon the recommendation of its compensation committee, approved letter agreements (each, a “Director Letter Agreement”) with each independent director of Nxu to provide an increase in the cash stipend paid to each independent director in accordance with the A&R Director Agreements and the Billingsley Agreement, as applicable, to reflect their significant time and effort commitments in excess of the time originally contemplated by applicable A&R Director Agreements and the Billingsley Agreement. Pursuant to the applicable Director Letter Agreement, Mses. Ide and Nightengale were awarded a cash stipend of $90,000 each and Ms. Billingsley was awarded a cash stipend of $40,000, in each case to be paid on or before April 10, 2024, for their increased service to the Board of Directors.

The amounts reflected in the above “Director Compensation Table” were made under the A&R Director Agreements and the Billingsley Agreement, respectively, as superseded by the Board of Directors Agreements as applicable, and the Director Letter Agreements.

Concurrently with the signing of the Merger Agreement, on October 23, 2024, Nxu entered into the Board of Directors Agreements with Mses. Ide and Billingsley, pursuant to which each of Mses. Ide and Billingsley will receive a $15,000 per quarter cash stipend and each of Mses. Ide and Billingsley was granted 591,715 RSUs under the Amended and Restated 2023 Omnibus Incentive Plan. Such RSUs vest as follows: (1) 147,928 RSUs are consideration for services rendered for the quarter ending September 30, 2024 and were immediately vested, (2) the remaining RSUs will vest ratably at the end of each calendar quarter from December 31, 2024 until June 30, 2025, provided that such director continues to serve on the Board of Directors on the applicable vesting date. The Board of Directors Agreements also amend outstanding equity awards as described below.

On October 23, 2024, Nxu also entered into the Nightengale Award Amendment, which amended Ms. Nightengale’s outstanding restricted stock unit awards as described below.

Pursuant to the Board of Directors Agreements and the Nightengale Award Amendment, following the signing of the Merger Agreement, Nxu will deliver 617,829 RSUs in the aggregate to each of Mses. Ide, Billingsley and Nightengale that were granted as consideration for their prior services as members of the Board (the “Director Delayed RSUs”). Such Director Delayed RSUs will be delivered in installments in such amounts as Nxu determines may be delivered to each of Mses. Ide, Billingsley and Nightengale without jeopardizing Nxu’s ability to continue as a going concern. Such Director Delayed RSUs will be delivered until the Cut-Off Date. Any Director Delayed RSUs that have not been delivered to the Independent Directors and Ms. Nightengale as of the Cut-Off Date will be forfeited for no consideration.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2024, concerning shares of our Class A common stock authorized for issuance under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (#)	Weighted-average exercise price of outstanding options, warrants and rights(2) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (#)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,356,039	368.07	40,811,075
Equity compensation plans not approved by security holders	—	—	—
Total	4,356,039	368.07	40,811,075
(1)	Column (a) includes outstanding stock options to acquire 860,522 shares of Company Class A common stock and 3,495,517 shares of Company Class A common stock issuable pursuant to outstanding RSUs that are accounted for as equity awards in the Company’s financial statements.
(2)	The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account outstanding RSUs, which have no exercise price.
(3)	Pursuant to the evergreen provision in the 2023 Omnibus Incentive Plan, the number of shares of Class A common stock available for issuance increased automatically on January 1, 2024 in an amount equal to the lesser of (i) 5% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by the plan’s administrator. On January 1, 2024, 15,188 shares of Class A common stock were added to the 2023 Omnibus Incentive Plan’s share reserve pursuant to the evergreen provision. The Amended and Restated 2023 Omnibus Incentive Plan, which amended and restated the 2023 Omnibus Incentive Plan, also contains an evergreen provision whereby the number of shares of Class A common stock increases automatically on the first trading day of each calendar year, beginning with calendar year 2025, by a number of shares of Class A common stock equal to five percent (5%) of the total number of outstanding shares of our Class A common stock on the last day of the prior calendar year.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of shares of our common stock as of April 15, 2025 by:

•	each person who is known by the Company to own beneficially more than 5% of the outstanding shares of any class of the Company’s common stock;
•	each of the Company’s Named Executive Officers and current directors; and
•	all current executive officers and directors of the Company, as a group.

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

The percentage of beneficial ownership of voting securities of the Company is based on 2,287,309 and 279,504 shares of Nxu’s Class A common stock and Class B common stock, respectively, issued and outstanding as of April 15, 2025.

Name of Beneficial Ownership(1)	Class A Shares	% of Class	Class B Shares	% of Class	Combined Voting Power(2)
Mark Hanchett	32,735	1.4%	200,692	71.8%	5.5%
Annie Pratt	24,246	1.0%	78,812	28.2%	2.6%
Sarah Wyant	830	*	—	—	*
Britt Ide	458	*	—	—	*
Jessica Billingsley	—	*	—	—	*
Directors and executive officers as a group (5 individuals)	58,269	2.6%	279,504	100%	8.2%
*	Represents beneficial ownership of less than 1%.
(1)	The business address of each of the individuals is c/o Nxu, Inc., 1828 N Higley Rd., Suite 116, Mesa, Arizona 85205.
(2)	Represents the percentage of voting power with respect to all shares of the Company’s outstanding capital stock voting together as a single class. The holders of our Class B common stock are entitled to 10 votes per share and the holders of our Class A common stock are entitled to one vote per share.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since the beginning of January 1, 2023, and any currently proposed transaction, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and (ii) any of our executive officers, directors or, to our knowledge, beneficial holders of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 11, Executive Compensation, of this Form 10-K.

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

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note (the “Lynx Note”) in the principal amount of $0.3 million to Lynx in exchange for $0.3 million in immediately available funds from the Company. The Lynx Note was originally due and payable by June 2024 and is presented in notes receivable from related party in the consolidated balance sheets. Effective June 28, 2024, the Company and Lynx agreed to amend the terms of the Lynx Note, which was extended to be repaid over nine months at an annual interest rate of 8% (the “Amended Lynx Note”). Scheduled payments on the Amended Lynx Note included an upfront principal payment of $20,000, which was due and paid upon execution of the amendment, eight payments of $20,000 in principal and interest from July 2024 to February 2025, and a lump sum payment of the remaining principal and interest of approximately $0.09 million due no later than March 27, 2025. Pursuant to the Notice of Promissory Note Default; Demand (the “Notice of Default”) dated September 9, 2024, Lynx is in default on repayment of the Amended Lynx Note.

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

Related Party Transaction Policy

The Board has adopted a written Related Party Transaction Policy for the review, approval or ratification of any related person transaction. This policy provides that all related party transactions must be reviewed and approved by the disinterested members of the audit committee. The term “related party transaction” refers to any transaction, consummated or currently proposed,(including, but not limited to, a financial transaction, arrangement or relationship, including any indebtedness or guarantee of indebtedness) or series of transactions in which (i) the Company was or is to be a participant, (ii) the amount of which exceeds the lesser of (x) $120,000 in the aggregate or (y) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and (iii) the Related Party (as defined below) had or will have a direct or indirect material interest. A Related Party Transaction also includes any material amendment or modification to an existing Related Party Transaction regardless of whether such transaction has previously been approved in accordance with the Related party Transaction Policy

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

Director Independence

The Board will review at least annually the independence of each director. During these reviews, the Board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Our Board has determined that each of Britt Ide, Jessica Billingsley and Erin Essenmacher is independent in accordance with Nasdaq listing standards. As required by Nasdaq, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14	Principal Accountant Fees and Services

The following table presents fees for audit services rendered by Prager Metis CPAs, LLC (“Prager”) for the audit of the Company’s annual financial statements for 2024 and 2023, and fees billed for other services rendered by Prager.

	YEAR ENDED
	DECEMBER 31, 2024	DECEMBER 31, 2023
Audit Fees(1)	$261,795	$275,805
Tax Fees(2)	25,785	24,500
Total	$287,580	$300,305

(1)	Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including comfort letters and consents issued in connection with SEC filings and reviews of documents filed with the SEC.
(2)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.

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

The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. The audit committee requires pre-approval of all audit and permitted non-audit services, and changes of scope, without exceptions. The audit committee delegates the ability to pre-approve to the audit committee chair in the absence of the full committee. All fees in 2024 and 2023 described above were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

Financial Statements required by this item are listed in the Index to Consolidated Financial Statements on page F-1 of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2025.

NXU, INC.

By:	/s/ Mark Hanchett
Mark Hanchett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Hanchett Mark Hanchett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2025

* Annie Pratt	President and Director	April 30, 2025

* Sarah Wyant	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 30, 2025

* Britt Ide	Director	April 30, 2025

* Jessica Billingsley	Director	April 30, 2025

* Erin Essenmacher	Director	April 30, 2025

*By:	/s/ Mark Hanchett
Mark Hanchett
Attorney-in-Fact

