Form 10-Q
period 2025-03-31
Nxu, Inc.
filed 2025-05-15
CIK 1722969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(760) 515-1133

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 8, 2025, there were 2,287,309 and 279,504 shares of the Registrant’s Class A and Class B Common Stock outstanding, respectively, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$946	$2,667
Prepaid expenses and other current assets	474	1,034
Assets held for sale	717	717
Total current assets	2,137	4,418

Property and equipment, net	1,597	1,753
Right-of-use assets, net	208	320
Investment in Lynx, net	1,694	1,694
Intangible assets, net	42	44
Security deposits	249	249
Total assets	$5,927	$8,478

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,933	$1,645
Operating lease liability	450	782
Total current liabilities	2,383	2,427

Warrant liability, at fair value	19	19
Total liabilities	2,402	2,446
Commitments and contingencies (Note 11)

Stockholders' Equity:

Class A Common Stock, par value $0.0001; 4,000,000,000 shares authorized; 2,213,801 issued and outstanding as of March 31, 2025; 1,178,159 issued and outstanding as of December 31, 2024	—	—
Class B Common Stock, par value $0.0001; 1,000,000,000 authorized; 279,504 issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series B Preferred Stock, par value $0.0001; 1 share authorized; 1 share issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	289,386	289,418
Accumulated deficit	(285,861)	(283,386)
Total stockholders' equity	3,525	6,032
Total liabilities and stockholders' equity	$5,927	$8,478

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$1	$4

Cost of revenue	1	3
Depreciation	21	18
Total cost of revenue	22	21
Gross loss	(21)	(17)

Operating expenses:
Research and development	—	395
General and administrative	2,519	6,151
Advertising	20	22
Total operating expenses	2,539	6,568

Operating loss	(2,560)	(6,585)

Other income:
Gain on convertible debt and warrant liability	—	44
Other income	85	—

Total other income, net	85	44

Net loss	$(2,475)	$(6,541)

Loss per share, basic and diluted	$(1.35)	$(18.25)

Weighted average number of common shares outstanding used in computing loss per share:	1,828,626	358,343

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Class A		Class B			Series B Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount		Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2024	1,178,159	$—	279,504	$—	-	1	$—	$289,418	$(283,386)	$6,032
Exercise of warrants pursuant to the PIPE Securities Purchase	929,386	—	—	—		—	—	—	—	—
Common stock issued under stock compensation plans	108,626	—	—	—		—	—	—	—	—
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	(2,370)	—	—	—		—	—	—	—	—
PIPE issuance costs	—	—	—	—		—	—	(32)	—	(32)
Net loss	—	—	—	—	-	—	—	—	(2,475)	(2,475)
Balance at March 31, 2025	2,213,801	$—	279,504	$—	-	1	$—	$289,386	$(285,861)	$3,525

	Common Stock				Series A Convertible
	Class A		Class B		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balance at December 31, 2023	128,165	$—	243,503	$—	1,000	$—	$266,302	$(259,638)	$6,664
Class A common stock issued for cash under ATM	407,679	—	—	—	—	—	10,712	—	10,712
Class B common stock issued	—	—	9,000	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Shares	50,000	—	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,319	—	2,319
Common stock issued under stock compensation plans	10,707	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,541)	(6,541)
Balance at March 31, 2024	596,551	$—	252,503	$—	—	$—	$279,333	$(266,179)	$13,154

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,475)	$(6,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	270
Employee stock-based compensation	—	2,656
Net change in operating lease assets and liabilities	(220)	24
Gain on convertible debt and warrant liability	—	(44)
Changes in assets and liabilities:
Prepaid expenses and other current assets	560	23
Security deposits	—	43
Accounts payable and accrued liabilities	288	182
Other long-term liabilities	—	(100)
Net cash used in operating activities	(1,689)	(3,487)

Cash flows from investing activities:
Purchases of property and equipment	—	(839)
Capitalized patent costs	—	(11)
Net cash used in investing activities	—	(850)

Cash flows from financing activities:
PIPE issuance costs	(32)	—
Proceeds from ATM, net of offering costs	—	10,712
Payments on financing lease liability	—	(40)
Net cash (used in) provided by financing activities	(32)	10,672
Net (decrease) increase in cash	(1,721)	6,335
Cash and cash equivalents, beginning of period	2,667	2,846
Cash and cash equivalents, end of period	$946	$9,181

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$1,861
Capital expenditures included in accounts payable and other accrued liabilities	$—	$149
Stock-based compensation expense capitalized to property and equipment	$—	$67

See accompanying notes to condensed consolidated financial statements (unaudited).

NXU, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Nxu, Inc. (the “Company” or “Nxu”) is a US-based technology company focused on leveraging its intellectual property and innovations to support energy storage and charging solutions for the infrastructure needed to power an electrified future. Nxu historically focused on building megawatt charging stations and developing innovative battery cells and battery packs for use in advanced energy storage systems, and mobility products.

Merger with Verde Bioresins, Inc.

On May 10, 2024, Nxu announced its intention to evaluate strategic alternatives, with the Strategic Planning Committee of its Board of Directors (the “Strategic Planning Committee”) leading such evaluation with outside assistance from advisors. At the time of the announcement, the Strategic Planning Committee had identified targets for a business combination intended to position the newly combined company for sustainable long-term value creation with a strengthened financial profile.

On October 23, 2024, Nxu, NXU Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nxu (“Merger Sub I”), NXU Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”) and Verde Bioresins, Inc., a Delaware corporation (“Verde”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the first merger (the “First Merger”) and promptly following the First Merger, Verde shall merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Merger”), with Merger Sub II continuing as the surviving entity of the Second Merger. The Boards of Directors of Nxu and Verde have both approved the Merger.

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

Consummation of the Merger, and the other transactions contemplated by the Merger Agreement, is subject to certain closing conditions, including, among other things, (i) approval by the requisite Nxu stockholders of certain actions as required under the Merger Agreement, (ii) approval by the requisite Verde stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (iii) The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the listing of the shares of Nxu common stock to be issued in connection with the Merger (the “Nasdaq Listing Condition”), and (iv) the registration statement registering the shares of Nxu common stock to be issued in connection with the Merger (the “S-4”) having become effective in accordance with the Securities Act and not being subject to any stop order or proceeding seeking a stop order. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the accuracy of the representations and warranties of the other party (subject to certain materiality standards) and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights, including, among others, (i) the mutual written consent of the parties, (ii) in the event that there is a breach by a party of any of its representations, warranties, covenants or agreements, which breach is not timely cured or curable, (iii) in the event that the Merger has not been consummated by March 31, 2025 (the “Merger Termination Date”), (iv) in the event that the requisite approval of Nxu’s stockholders is not obtained upon a vote thereon (triggering Verde’s right to terminate), and (v) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable. In addition, upon termination of the Merger Agreement by Verde by written notice to Nxu or by Nxu due to Verde’s failure to receive the requisite approval of Verde’s stockholders within 10 business days after the effectiveness of the S-4, Verde will be required to pay Nxu a termination fee of $1.0 million.

On February 11, 2025, Nxu held the Special Meeting, during which Nxu’s stockholders voted and approved, among other proposals, (i) the issuance of shares of Nxu’s common stock, which will represent more than 20% of the shares of Nxu’s common stock outstanding immediately prior to the consummation of the Merger) under the Merger Agreement, pursuant to the terms of the Merger Agreement, and (ii) the change of control of Nxu resulting from the Merger, pursuant to Nasdaq Listing Rule 5635(a) and 5635(b). Furthermore, the S-4 became effective on January 27, 2025. The Company has filed an initial listing application to list the securities of the combined company on Nasdaq (the “Nasdaq Listing Application”); however, the Nasdaq Listing Application has not yet been approved. Satisfying the criteria to list the securities of the combined company on Nasdaq requires, among other things, the Class A common stock having a certain minimum closing bid price and the combined company having stockholders’ equity of at least $5 million and/or a market value of unrestricted publicly held shares of at least $15 million, which may require the completion of a private placement prior to the closing of the Merger. While the Company is hopeful that all of the criteria to list the combined company’s securities on Nasdaq will be met, the Company cannot provide assurances that such criteria will be met.

As of the Merger Termination Date, the Merger was not complete and the Merger Agreement was not amended to extend the Merger Termination Date. However, the Company continues to pursue closing the Merger with Verde. Closing the Merger is contingent on the Company’s continued listing on Nasdaq and upon Verde’s ability to meet Nasdaq’s initial listing requirements. See Part II, Item 1A of this Quarterly Report on Form 10-Q (this “Form 10-Q”) for further information about the Company’s Risk Factors associated with the Nasdaq continued listing requirements.

If Merger closing occurs, as soon as practicable following the closing, Nxu will be renamed “Verde Bioresins, Corp.”, or such other name mutually agreed to by Nxu and Verde and will cause its current ticker symbol “NXU” to be changed to “VRDE” upon Nasdaq’s approval of the listing application.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our estimates contemplate current and expected future conditions, due to uncertainties, actual conditions could differ from our expectations, which could materially affect our results of operations, our financial position and cash flows. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2024 consolidated balance sheet was derived from audited financial statements. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”).

Reverse Stock Split

On March 31, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split. See Note 12 – Stock-based Compensation and Common Stock for further discussion.

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

The Company has incurred recurring losses from operations and has not yet achieved profitability in its charging operations. During the three-month period ended March 31, 2025, the Company incurred a net loss of $2.5 million and had net cash used in operating activities of $1.7 million. As of March 31, 2025, the Company had $0.9 million in cash and an accumulated deficit of $285.9 million. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statement issuance date.

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

Segment Reporting

The Company evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”) and concluded that Nxu is comprised of one operating segment. The Company reports segment information based on the operating results as presented on the condensed consolidated statement of operations to the chief operating decision maker to make decisions about resource allocation and the performance of the business.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. See Note 12 – Stock-based Compensation and Common Stock for additional information. Warrants issued or modified that are classified as equity are referred to herein as “Equity Warrants”.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. Warrants issued or modified that are classified as liabilities are referred to herein as “Common Stock Warrants”.

Common Stock Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Common Stock Warrants are recorded in other income, net in the consolidated statements of operations each period. The Common Stock Warrants are valued using a Monte Carlo simulation model, except for Series B Warrants (as defined under Note 12 – Stock-based Compensation and Common Stock), which are valued using the Black Scholes simulation model. Changes in fair value of the liability resulting from the cumulative changes in instrument-specific credit risk are presented in accumulated other comprehensive income. As of March 31, 2025, there were no changes in the liability related to credit risk. See Note 13 –Warrant Liability for additional information.

The Common Stock Warrants are considered to be a Level 3 fair value measurements. Inherent in the pricing models used to value these instruments are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. See Note 14 – Fair Value Option for further discussion.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application. Early adoption is also permitted. We are currently evaluating the provisions of this ASU.

3.	Revenue

The Company recognizes revenue from the delivery of electricity to customer electric vehicles using its NxuOne™ charging station. During the three months ended March 31, 2025 and 2024, respectively, the Company recognized $1 thousand and $4 thousand of revenue related to retail charging services.

4.	Assets Held for Sale

On June 28, 2024, the Company entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in its leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale were sold in an online public auction (the “Auction”) beginning on August 13, 2024. In connection with the Auction contract, the Company sold certain assets previously classified as held for sale for total cash proceeds of approximately $0.4 million, net of SVD commissions, and recorded a related loss on the disposal of assets sold at Auction of approximately $0.5 million for the year ended December 31, 2024. The Company continues to classify manufacturing equipment and certain other assets that were not sold at Auction, but that are available and marketed for sale with an online retailer, as held for sale.

Assets held for sale will no longer be used in the Company’s continuing operations. In accordance with ASC 360, Impairment or Disposal of Long Lived Assets (“ASC 360”), the Company compared the carrying amount of assets held for sale to their fair value, which is based on management’s advertised prices for those assets and comparison to prices of similar assets advertised by third parties, less anticipated discounts and estimated costs to sell, and recorded impairment losses as of December 31, 2024. No additional impairment was recorded related to assets held for sale during the first quarter of 2025.

The carrying amount of assets held for sale consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Tools and plant equipment	$1,777	$1,777
Office equipment	—	—
Vehicles	—	—
Total carrying amount of assets held for sale	1,777	1,777
Less: Carrying amount in excess of fair value (less selling costs)	(1,060)	(1,060)
Fair value of assets held for sale	$717	$717

The Company ceased recording depreciation expense related to assets held for sale as of June 30, 2024.

See Note 10 – Leases for further discussion of the assets previously classified as held for sale discussed in this Note 4.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Charging station equipment	$1,205	$1,205
Leasehold improvements	108	108
Software	1,060	1,060
Total property and equipment excluding construction in progress	2,373	2,373
Less: accumulated depreciation and amortization	(862)	(706)
Property and equipment excluding construction in progress, net	1,511	1,667
Charging station equipment construction in progress	86	86
Property and equipment, net	$1,597	$1,753

Depreciation and amortization for the three months ended March 31, 2025 was $0.16 million, of which $0.14 million and $0.02 million was recorded to general and administrative expense and cost of revenue, respectively. Depreciation and amortization for the three months ended March 31, 2024 was $0.27 million, of which $0.25 million and $0.02 million was recorded to general and administrative expense and cost of revenue, respectively.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Tax credit receivable	$109	$626
Prepaid insurance	1	78
Other prepaid expenses	364	330
Total prepaid expenses and other current assets	$474	$1,034

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Accounts payable	$1,175	$607
Accrued contract settlement	133	233
Accrued compensation and benefits	35	28
Other accrued liabilities	590	777
Total accounts payable and accrued liabilities	$1,933	$1,645

In December 2021, the Company entered into an agreement (the “Agreement”) with QAD, Inc. (“QAD”), a cloud-based enterprise resource software provider. Under the Agreement, QAD would facilitate implementation services and access to the cloud-based software platform for a non-cancellable, 5-year term. Subsequent to executing the Agreement, the Company determined that the software did not fit the Company’s needs and the Company and QAD (collectively, the “Parties”) were unable to successfully implement the software platform. The Parties attempted to mutually terminate the Agreement but were unsuccessful, and in May 2023, the dispute moved to arbitration to determine whether the Company owed QAD a payment for cancellation of the contract. On October 27, 2023, the Parties agreed to a settlement whereby the Company has agreed to pay a termination fee of $0.70 million to QAD over a 21-month period, upon which the Company will be released from the contract. The Company accrued the remaining unpaid fee, entirely due within the next twelve months, of $0.13 million in accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2025.

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards.

As of March 31, 2025, total net operating loss carryforwards totaled approximately $81.2 million. The Company’s net operating loss carryforwards consist of approximately $16.6 million related to years prior to 2022, which will carryforward through 2037, and approximately $19.9 million and $23.5 million for fiscal years 2022 and 2023, respectively, which will carry forward indefinitely. The Company’s net operating loss carryforward of $17.7 million and $3.5 million for the fiscal year 2024 and the first three months of fiscal year 2025, respectively, will also carry forward indefinitely.

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

The Company generated an income tax benefit of $0.6 million for the three months ended March 31, 2025. The Company has increased its valuation allowance for this deferred tax asset accordingly as the Company’s ability to generate sufficient taxable income to utilize its net operating loss carry forwards is uncertain. The Company’s deferred tax balances primarily consist of its operating loss carryforwards and stock-based compensation.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. At March 31, 2025 and December 31, 2024, the Company did not have any unrecognized uncertain tax positions or any associated interest and penalties.

9.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares of Class B common stock as these shares do not participate in the earnings of the Company. For the three months ended March 31, 2025 and 2024, respectively, the Company’s basic and diluted net loss per share were the same because the Company generated a net loss for each period and potentially dilutive securities are excluded from diluted net loss per share as a result of their anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share during the three months ended March 31, 2025 and 2024 (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024

Numerator:
Net loss	$(2,475)	$(6,541)

Denominator:
Weighted-average shares of Class A common stock outstanding	1,828,626	358,343

Net loss per share, basic and diluted	$(1.35)	$(18.25)

10.	Leases

Real Estate Leases

As of March 31, 2025, the Company had operating leases for office space in Tempe, Arizona and warehouse space in Mesa, Arizona, which had initial terms of two years and five years, respectively. Lease terms expire in October and June 2025, respectively. In June 2024, the Company listed and began to actively market both leased properties for sublease.

Right-of-use assets related to these real estate leases are no longer being fully utilized for purposes of the Company’s continuing operations. As the nature and extent of the Company’s use of these leases changed in the second quarter of 2024, management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024.  As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their respective estimate of potential cash flows from sublease and recorded an impairment loss totaling $0.6 million for the year ended December 31, 2024. No further impairment was identified as of the first quarter of 2025.

Equipment Lease

In June 2024, the Company had an operating lease for equipment used primarily for battery manufacturing in its leased warehouse space in Mesa, Arizona. The lease had initial terms of two years and an original expiration date of December 2025. The nature and extent of the Company’s use of this lease changed in the second quarter of 2024, and thus management’s projections of future cash flows related to the underlying assets changed as of June 30, 2024. As such, and in accordance with ASC 360, the Company compared the carrying amount of the lease right-of-use assets to their estimated fair value and recorded an impairment loss on the right-of-use asset totaling $0.5 million for the year ended December 31, 2024. No further impairment was identified as of the first quarter of 2025.

On July 3, 2024, the Company executed an agreement to cancel its equipment lease contract and concurrently purchased all equipment held under the lease (“Equipment Purchase Agreement”) for a total purchase price of approximately $1.7 million (the “Equipment Purchase Price”). Under the terms of the Equipment Purchase Agreement, title of all assets held under the equipment lease transferred to Nxu. Upon entering into the Equipment Purchase Agreement, the Company reclassified all assets acquired as held for sale and recorded a loss on the value of the assets of approximately $0.3 million equaling the difference between the Equipment Purchase Price and the carrying amount of the equipment lease liability immediately prior to the purchase of the underlying assets. The Company subsequently sold substantially all of the assets acquired under the Equipment Purchase Agreement in the Auction held on August 13, 2024. See Note 4 – Assets Held for Sale for additional information related to the Company’s Auction results and assets classified as held for sale as of March 31, 2025.

11.	Commitments and Contingencies

The Company is not currently subject to any other material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against the Company. From time to time, the Company may be a party to certain legal or regulatory proceedings in the ordinary course of business. There are no outstanding legal, regulatory or other contingencies that would have a material impact on the Company’s financial statements, except as otherwise indicated herein.

12.	Stock-based Compensation and Common Stock

Stock-based Compensation

Stock-based Compensation recognized during the three months ended March 31, 2025 was not material. A summary of stock-based compensation recognized during the three months ended March 31, 2024 is as follows (in thousands):

Restricted stock units (classified as liabilities)	$12
Restricted stock units (classified as equity)	445
Stock options	2,266
Total stock-based compensation	2,723
Stock-based compensation capitalized to property and equipment	(67)
Stock-based compensation, net of capitalized amount	$2,656

As of March 31, 2025, there was $0.1 million unrecognized compensation related to outstanding stock option awards and restricted stock units (“RSUs”) to be recognized over a period of 0.25 years.

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

On October 23, 2024, concurrently with the signing of the Merger Agreement, Nxu entered into a Board of Directors Agreement (collectively, the “Board of Directors Agreements”) with each of Jessica Billingsley and Britt Ide (each a “Non-Employee Director”), pursuant to which, among other things, each Non-Employee Director will be granted 29,586 RSUs under the Plan. On March 31, 2025 and December 20, 2024, respectively, the independent directors voluntarily forfeited 14,793 RSUs each.

Nxu executives hold stock options under the Amended Incentive Plan and/or the Stock Option Plan of Atlis Motor Vehicles, Inc. Pursuant to compensation-related agreements entered into on October 23, 2024, Nxu executives have agreed to forfeit all outstanding stock options, whether vested or unvested, for no consideration immediately prior to a change in control of the Company, provided the per share exercise price, as adjusted to reflect any changes in the Company’s capitalization between the Modification Date and the date on which a change in control of the Company occurs, remains in excess of the Company’s closing stock price on the trading day immediately preceding the date on which the change in control of the Company occurs.

RSU Exchange Program

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

Pursuant to the RSU Exchange Program, the Company granted 55,873 Exchange Options to employees, which were scheduled to vest in equal amounts on March 31, 2024 and June 30, 2024. The Exchange Options had an initial fair value of $0.7 million, which is equal to the fair value of the Exchanged RSUs at the Exchange Date, and as such no additional compensation cost was recorded as a result of the modification on the Exchange Date. Concurrently with the grant of the Exchange Options, the Company granted 27,662 additional stock options with a fair value of $0.3 million to employees, which were scheduled to vest in equal amounts on June 30, 2024 and September 30, 2024. Both the Exchange Options and the additional options are classified as equity awards. As of March 31, 2025, 31,439 Exchange Options and 3,491 additional stock options were vested with a fair valuing totaling approximately $0.4 million. As of March 31, 2025, a total of 48,605 Exchange Options and additional stock options were forfeited.

2023 Omnibus Incentive Plan

On May 12, 2023, the Company adopted the 2023 Omnibus Incentive Plan (the “Plan”). The purposes of the Plan are to (a) encourage the growth of the Company through short and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) RSUs, (v) performance-based awards (including performance-based restricted shares and RSUs), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing. The Plan was originally adopted in connection with the consummation of the Company’s reorganization merger (the “Reorganization Merger”) as contemplated by that certain agreement and plan of merger, dated as of April 16, 2023, by and among the Company, Atlis Motor Vehicles Inc., and such other parties to the agreement.

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

At the 2024 Annual Meeting of Stockholders of the Company held on August 14, 2024 (the “2024 Annual Meeting”), the stockholders of the Company approved the amendment and restatement of the Plan. The primary purposes of the amendment and restatement were to (i) increase the number of shares of Class A common stock of the Company available for issuance under the Plan by an additional 48,000,000 shares, and (ii) extend the last date on which awards can be made under the Plan to August 13, 2034.

Common Stock

The total number of shares of all classes of capital stock which the Company has authority to issue is 5.0 billion shares, consisting of (1) 5.0 billion authorized shares of common stock, including (a) 4.0 billion authorized shares of Class A Common Stock and (b) 1.0 billion authorized shares of Class B common stock, and (2) 10.0 million authorized shares of preferred stock, par value $0.0001 per share.

In 2024, the Company issued shares of Class B common stock. These shares are not traded openly nor available for sale to the public. Shares of Class B common stock are offered only to the (1) Chief Executive Officer and (2) President of the Company. At all meetings of stockholders and on all matters submitted to a vote of stockholders of the Company generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder. The shares of Class B common stock are not entitled to receive any dividends or any distribution upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Shares of Class B common stock are not convertible, are deemed to have no economic value, and upon a holder’s cessation of service to the Company, such holder shall, on the one-year anniversary of such cessation, surrender to the Company for no consideration all shares of Class B common stock owned by such holder. Shares of Class B common stock were issued to the (1) Chief Executive Officer and (2) President in the amount of 15,000 shares through December 31, 2024.

At the Special Meeting held on February 11, 2025, Nxu’s stockholders voted to amend the Certificate of Incorporation, as amended, of Nxu (the “Certificate of Incorporation”) to eliminate the dual class structure of Nxu’s common stock such that, contingent on the closing of the Merger, Nxu’s Class A common stock will be redesignated as Nxu’s “common stock” and Nxu’s Class B common stock will be cancelled.

Reverse Stock Split

On March 31, 2025, the Company effected the Reverse Stock Split of its shares of Class A common stock. In connection with the Reverse Stock Split, every 20 shares of the Company’s Class A common stock issued and outstanding as of the Effective Time was automatically combined into one share of the Company’s Class A common stock. No fractional shares were issued in the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded up to the nearest whole share of Class A common stock.

Equitable adjustments corresponding to the Reverse Stock Split ratio were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Plan. Equitable adjustments corresponding to the Reverse Stock Split ratio were also made to the number of shares of Class A common stock underlying the Company’s outstanding warrants, as well as the applicable exercise price.

 Common Stock Offerings

On February 21, 2023, the Company completed a public offering of 5,000 units at a public offering price of $4,680.00 per unit (the “February 2023 Offering”). Each unit consists of one share of Class A common stock, Series A warrants to purchase 0.03 shares of Class A common stock (the “Series A Warrants”), and Series B warrants to purchase 0.04 shares of Class A common stock (the “Series B Warrants”). See Note 13 - Warrant Liability for more information regarding the Series A and Series B warrants. Proceeds from the offering, net of offering costs, were approximately $12.0 million.

On August 11, 2023, the Company completed a public offering of an aggregate of 5,000 units at a public offering price of $900.00 per unit (the “August 2023 Offering”), resulting in aggregate gross proceeds of approximately $4.0 million, net of offering costs. Each unit consisted of (i) 1/20 of a share of Class A common stock and (ii) one warrant to purchase 1/10 of a share of Class A common stock (the “August 2023 Warrants”), each such August 2023 Warrant being exercisable from time to time for 1/10 of a share of Class A common stock at an exercise price of $900.00. See Note 13 - Warrant Liability for more information regarding the August 2023 Warrants.

During the year ended December 31, 2023, the Company and certain August 2023 Investors agreed to amend the terms of the original August 2023 Warrant agreements for a total of 8,000 of the August 2023 Warrants to remove the feature that precludes the warrants from being considered indexed to the Company’s own stock (the “Modified August 2023 Warrants”). As a result, these modified warrants were measured at fair value and reclassified to equity. See Note 13 - Warrant Liability for more information regarding the Modified August 2023 Warrants.

In connection with the August 2023 Offering, the Company offered to each investor in units (the “August 2023 Investors”) that would otherwise result in the investor’s beneficial ownership exceeding 4.99% of the Company’s outstanding Class A common stock immediately following the consummation of the August 2023 Offering the opportunity to invest in units consisting of one pre-funded warrant to purchase 1/20 of a share of Class A common stock (the “August 2023 Pre-Funded Warrant”) (in lieu of 1/20 of a share of Class A common stock) and one August 2023 Warrant. The August 2023 Pre-Funded Warrants were immediately exercisable (subject to the beneficial ownership cap) and at an Exercise Price of $0.002. As of December 31, 2024, the August 2023 Pre-Funded Warrants were fully exercised. See Note 13 - Warrant Liability for more information regarding the August 2023 Pre-funded Warrants.

In September 2022, a stock purchase agreement between the Company and GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, respectively (together, “GEM Global”) became effective whereby GEM Global committed to purchase up to $300.0 million in shares of the Company’s Class A common stock for up to three years (the “GEM Stock Purchase Facility”). In connection with the GEM Stock Purchase Facility, GEM Global would earn a commitment fee proportionate to number of shares sold in the first year, or a $6.0 million commitment fee on September 27, 2023 if no shares were sold. As of September 27, 2023, the Company had not sold any shares under the GEM Stock Purchase Facility and, as such, registered 15,000 Class A common shares, 10,000 of which were immediately issuable to GEM Global for payment of the commitment fee. Additionally, in connection with the share registration, approximately 100 warrants were issuable to GEM Global. On October 2, 2023, the 10,000 shares of Class A common stock and 100 common stock warrants (the “GEM Warrants”) were issued to GEM Global.

On October 23, 2023, the Company completed a public offering of 30,000 shares of its Class A common stock at an offering price of $105.00 per share (the “October 2023 Offering”). Proceeds from the offering, net of offering costs, were approximately $2.6 million.

In November 2023, the Company launched its “At-The-Market” equity offering (the “ATM”) pursuant to its shelf registration on Form S-3 for sale from time to time of up to $75.0 million of Class A common stock. As of March 31, 2025, the Company has issued and sold a total of approximately 0.5 million shares of its Class A common stock, resulting in $14.0 million of total proceeds, net of commissions and offering costs.

On December 26, 2024, Nxu entered into the PIPE Securities Purchase Agreement” pursuant to which Nxu sold to certain investors (the “PIPE Investors”) in a private placement (the “Private Placement”) an aggregate of (i) 340,000 shares of Class A common stock (the “PIPE Purchased Shares”), (ii) pre-funded warrants to purchase 260,000 shares of Class A common stock (the “Pre-Funded PIPE Warrants”), (iii) Series A warrants to purchase up to 300,000 shares of Class A common stock (the “Series A PIPE Warrants”), and (iv) Series B warrants to purchase a number of shares of Class A common stock (the “Series B PIPE Warrants” and together with the Pre-Funded PIPE Warrants and the Series A PIPE Warrants, the “PIPE Warrants” and together with the PIPE Purchased Shares, the “PIPE Securities”). The aggregate offering price for the PIPE Securities sold was approximately $2.4 million, net of offering costs. The Private Placement was completed on December 30, 2024.

The Pre-Funded PIPE Warrants are exercisable immediately following the date of issuance, may be exercised at any time until all of the Pre-Funded PIPE Warrants are exercised in full, and have an initial exercise price of $0.002 per share, subject to adjustment.

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

The Series A PIPE Warrants have an exercise price of $10.00, subject to adjustment. In addition, with respect to the Series A PIPE Warrants, the PIPE Investors may also effect an “alternative cashless exercise” after the Stockholder Consent has been obtained but prior to the time of the closing of the Merger (the “Automatic Exercise Time”). In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise of the Series A PIPE Warrants will equal the product of (i) the aggregate number of shares of common stock that would be issuable upon exercise of such Series A PIPE Warrant in accordance with the terms of such Series A PIPE Warrant if such exercise were by means of a cash exercise rather than a cashless exercise, multiplied by (ii) 1.0. The Series A PIPE Warrants contain a reset adjustment that is expected to occur on the date (the “PIPE Reset Date”) that is the eighth trading day after the effectiveness of a registration statement on Form S-3 (or a Form S-1 if the Company is not then eligible to register for resale such securities on Form S-3) (the “Resale Registration Statement”) or, if later, the eighth trading day after the Stockholder Consent is obtained. The reset price means the greater of (i) 80% of the lowest daily weighted average price (as defined) and (ii) a floor price of $1.048 (subject to adjustment). If the exercise price of the Series A PIPE Warrants is reduced pursuant to the reset provisions, the number of shares of common stock for which the Series A PIPE Warrants can be exercised will be correspondingly increased.

The number of shares of Class A common stock for which the Series B PIPE Warrants can initially be exercised will be determined on the PIPE Reset Date and will equal that number obtained by subtracting (i) the number of PIPE Purchased Shares purchased by the PIPE Investors on the closing date of the Private Placement pursuant to the PIPE Securities Purchase Agreement from (ii) the quotient obtained by dividing (x) the aggregate purchase price paid the PIPE Investors on the closing date for the Private Placement by (y) the applicable reset price determined on the Reset Date. The Series B PIPE Warrants have an exercise price of $0.002 per share, subject to adjustment. As a result of the reset provisions in the Series A PIPE Warrants and the provisions for determining the number of shares of Class A common stock into which the Series B PIPE Warrants may be exercised, the number of shares into which the PIPE Warrants will be exercisable following the Reset Date may be significantly greater than the number of shares into which the PIPE Warrants are exercisable on the closing date of the Private Placement.

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

Equity Warrants

The Company has issued warrants classified as equity, or modified existing warrants that were reclassified to equity, in connection with various capital raises, as discussed above. As of March 31, 2025, the PIPE Warrants were fully exercised.

The following tables summarize the Company’s Modified August 2023 Warrants and the PIPE Warrants outstanding (collectively, the “Equity Warrants”) as of March 31, 2025:

Equity Warrants Outstanding:

Common Stock Warrants Outstanding	August 2023 Modified Warrants	Pre-funded PIPE Warrants	Series A PIPE Warrants	Series B PIPE Warrants
December 31, 2024	8,000	260,000	595,648	73,734
Issued	-	-	-	-
Exercised	-	(260,000)	(595,648)	(73,734)
March 31, 2025	8,000	-	-	-

Series A Convertible Preferred Stock

Share Exchange Agreement with Lynx Motor Corporation

On December 27, 2023,  the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Lynx, pursuant to which Lynx sold to the Company, and the Company purchased from Lynx, a number of newly issued shares of Lynx representing 15% of the issued and outstanding equity interests in Lynx in exchange for 50 newly issued shares of series A convertible preferred stock, of the Company (the “Series A Convertible Preferred Stock” or “Series A Convertible Preferred Shares”). Each Series A Convertible Preferred Share is convertible into 50 shares of Class A common stock, par value $0.0001 per share, of the Company for a conversion price of $60.00 per share. The Share Exchange Agreement contains customary representations and warranties by the Company. As a part of the transaction, the Company designated one person to serve on the board of directors of Lynx. The Company’s investment in Lynx is presented within investment in Lynx at the fair market value of the Series A Convertible Preferred Stock on the transaction date, with the corresponding issuance of Series A Convertible Preferred Stock presented within stockholders’ equity in the unaudited condensed consolidated balance sheets.

On January 29, 2024, the Company registered 50,000 shares of Class A common stock, par value $0.0001, pursuant to the terms of its Share Exchange Agreement with Lynx. The Company did not sell any shares of its Class A common stock and received no proceeds from the offering. On February 8, 2024, Lynx converted all the Series A Convertible Preferred Stock into 50,000 shares of Class A common stock.

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

In 2024, the Company assessed its investment in Lynx and determined that Lynx’s fair value had deteriorated due to its delay in vehicle production and related sales and its need to raise capital through discounted equity offerings to fund continuing operations. In accordance with ASC 321, Equity Investments (“ASC 321”), the Company performed a qualitative assessment of various impairment indicators, including proposed terms for a discounted private funding round, and concluded the investment in Lynx was impaired as of December 31, 2024. As a result, and since the impairment charge was both probable and reasonably estimable as of December 31, 2024, the Company recognized an estimated impairment loss equal to the difference between the fair value of the investment and its carrying amount. An impairment charge of $1.3 million was recorded within other income (expense), net in the consolidated statements of operations for the year ended December 31, 2024. During the three months ended March 31, 2025, the Company performed the same qualitative assessment of impairment indicators and recorded no additional impairment loss.

Concurrently with the Share Exchange Agreement, Lynx issued a non-interest bearing promissory note (the “Lynx Note”) in the principal amount of $0.3 million to Lynx in exchange for $0.3 million in immediately available funds from the Company. Effective June 28, 2024, the Company and Lynx agreed to amend the terms of the Lynx Note, which was extended to be repaid over nine months at an annual interest rate of 8% (the “Amended Lynx Note”). Scheduled payments on the Amended Lynx Note included an upfront principal payment of $20,000, which was due and paid upon execution of the amendment, eight payments of $20,000 in principal and interest from July 2024 to February 2025, and a lump sum payment of the remaining principal and interest of approximately $0.09 million due no later than March 27, 2025. Pursuant to the Notice of Promissory Note Default; Demand (the “Notice of Default”) dated September 9, 2024, Lynx is in default on repayment of the Amended Lynx Note. As of March 31, 2025, the Company has recognized a full allowance for estimated losses on the collection of the note receivable due from related party.

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

Series B Preferred Stock

On August 16, 2024, the Company’s Board of Directors designated a series of preferred stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) and one share is hereby designated as the sole share of Series B Preferred Stock.

The holder of the Series B Preferred Stock (“Holder”) shall not be entitled to receive dividends of any kind by reason of his or her ownership of Series B Preferred Stock. Following the liquidation, dissolution or winding up of the Company, the Holder shall be entitled to receive $1.00, payable in cash and only out of funds legally available therefor, by reason of his or her ownership of Series B Preferred Stock, which shall be paid prior to the payment of any amounts to the holders of Class A common stock and Class B common stock in connection with such liquidation, dissolution or winding up. The Series B Preferred Stock shall rank junior to the Series A Preferred Stock with respect to distributions paid on a liquidation, dissolution or winding up of the Company. Any series of preferred stock authorized and issued by the Company following the effectiveness of the Certificate of Designations for the Series B Preferred Stock may rank senior or junior to, or on a parity with, the Series B Preferred Stock, as determined by the terms of such series of preferred stock. The Series B Preferred Stock may be redeemed at any time at the option of the Company’s Board of Directors (acting in its sole discretion) for $1.00, payable in cash and only out of funds legally available therefore.

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

As of March 31, 2025, the sole share of Series B Preferred Stock was registered to the Company’s Chief Executive Officer, Mark Hanchett.

13.	Warrant Liability

As discussed in previous sections of this Form 10-Q, the Company has issued warrants classified as liabilities in connection with various capital raises. The following tables summarize the Company’s warrants outstanding as of March 31, 2025 and December 31, 2024:

Common Stock Warrants Outstanding:

	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B	August 2023	GEM Warrants
December 31, 2024	39	90	157	1,681	3,112	114
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
March 31, 2025	39	90	157	1,681	3,112	114

Common Stock Warrants	Issue Date	Reset Date	Exercise Price at Issuance		Reset Exercise Price
First Tranche	11/3/2022	5/3/2023	$45,000		$1,773.00
Purchase Agreement Amendment	1/5/2023	6/5/2023	$45,000		$1,747.60
Second Tranche	1/27/2023	7/30/2023	$45,000		$2,073.60
Series A	2/21/2023	No Reset	$—		N/A
Series B	2/21/2023	No Reset	$4,680	(1)	N/A
August 2023	8/11/2023	No Reset	$900	(2)	N/A
GEM Warrants	10/2/2023	No Reset	$530.80		N/A

(1)	Excludes 240 of remaining warrants authorized to exercise for no consideration, as discussed below.
(2)	Excludes pre-funded warrants, as discussed below.

In connection with the issuance of the Convertible Notes, the Convertible Note investors received a number of Common Stock Warrants equal to 30% of the face value of the Convertible Notes divided by the volume weighted average price (“VWAP”) prior to the applicable closing date. The Common Stock Warrants entitle the holder to purchase one share of the Company’s Class A common stock at the exercise price of a) $300.00 per share (the “Exercise Price”) or (b) 92.5% of the average of the three lowest daily VWAP of the Class A common stock during the ten-trading day period (the “Variable Exercise Price”), whichever is lower. The Exercise Price included a one-time reset at the 6-month anniversary of the initial exercise date (the “Warrant Reset Date”) to the lower of the initial Exercise Price and 120% of the daily VWAP on the trading day prior to the Warrant Reset Date. The Common Stock Warrants issued in First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche have a five-year exercise period from their respective issuance date. Subsequently to their issuance, upon reaching the Warrant Reset Date, the Exercise Price of these warrants was changed to $11.82, $11.65, and $13.82 per share for the First Tranche, Purchase Agreement Amendment Tranche, and Second Tranche, respectively.

In connection with the February 2023 Offering, the purchasing stockholders received Series A and Series B Warrants with each Class A common share issued. All Series A warrants were exercised following issuance for no consideration. The Series B Warrants are exercisable and expire in 2.9 years.

In connection with the August 2023 Offering, the purchasing stockholders received August 2023 Warrants with each Class A common share issued. The Company also issued August 2023 Pre-funded Warrants. As of March 31, 2025 and December 31, 2024, 8,000 of the August 2023 Warrants were amended and reclassified as Equity Warrants.

In connection with the August 2023 Offering, the Company amended existing Series B Warrant agreements to authorize certain Convertible Note investors to purchase 644 shares of the Company’s Class A common stock for no consideration. As of March 31, 2025 and December 31, 2024, 404 of these Series B Warrants have been exercised. Series B Warrants are accounted for as liabilities and the fair market value of the warrants is remeasured at the end of every reporting period.

The majority of the First Tranche, Purchase Agreement Amendment Tranche, Second Tranche, Series A Warrants, Series B Warrants, August 2023 Warrants, and GEM Warrants (collectively, the “Liability Warrants”) contain a feature that precludes them from being considered indexed to the Company’s own stock and therefore are accounted for as liabilities in the Company’s consolidated balance sheets. The Company records the Liability Warrants at fair value and subsequently remeasures unexercised warrants to fair value at the reporting date, as further discussed in Note 14 – Fair Value Option. The Company’s warrant liability was $19 thousand as of March 31, 2025 and December 31, 2024. There were no issuances, exercises, or changes in fair value of the Liability Warrants during the three months ended March 31, 2025.

See Note 12 - Stock-based Compensation and Common Stock for further discussion of Equity Warrants.

14.	Fair Value Option

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description:	Level	March 31, 2025	December 31, 2024
Warrant liability	3	19	19
Warrant Liability, at fair value		$19	$19

The following tables provides quantitative information regarding Level 3 fair value measurements for the outstanding Common Stock Warrants as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	4.38%	4.38%	4.38%	4.28%	4.38%	4.38%
Time to expiration (in years)	2.59	2.76	2.83	2.89	1.36	0.49
Expected volatility	100%	100%	100%	90%	100%	100%
Dividend yield	—	—	—	—	—	—
Stock price	$21.20	$21.20	$21.20	$21.20	$21.20	$21.20
Exercise price	$1,773.00	$1,747.60	$2,073.60	$4,680.00	$900.00	$530.80

	December 31, 2024
	First Tranche	Purchase Agreement Amendment	Second Tranche	Series B Warrants	August 2023	GEM Warrants

Risk-free interest rate	4.38%	4.38%	4.38%	4.28%	4.38%	4.38%
Time to expiration (in years)	2.84	3.01	3.08	3.14	1.61	0.74
Expected volatility	100%	100%	100%	90%	100%	100%
Dividend yield	—	—	—	—	—	—
Stock price	$21.20	$21.20	$21.20	$21.20	$21.20	$21.20
Exercise price	$1,773.00	$1,747.60	$2,073.60	$4,680.00	$900.00	$530.80

15.	Restructuring Costs

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

No restructuring costs were incurred during the three months ended March 31, 2025 or 2024. Severance and other benefits were provided to employees terminated in this action during the year ended December 31, 2024, totaling $0.8 million, with no future amounts accrued or expected to be paid. Other restructuring costs totaling approximately $1.1 million were incurred as of December 31, 2024 for warehouse cleanup and losses on sale of asset held for sale, with no future amounts accrued or expected to be paid. See Note 4 – Assets Held for Sale for further discussion on assets held for sale and related activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words or phrases of similar substance used in connection with any discussion of future operations, financial performance, plans, events, trends or circumstances can be used to identify some, but not all, forward-looking statements. In particular, statements regarding our ability to continue as a going concern; our ability to regain compliance with Nasdaq’s minimum bid price listing requirement; our ability to complete the Merger (as defined below) in a timely manner or at all and challenges to achieving strategic objectives, synergies and other anticipated benefits from the Merger; our belief that additional funding will be required in order to continue operations; our ability to obtain additional funding in the form of potential equity and/or debt financing arrangements or similar transactions; any plans to seek strategic alternatives for our business; expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 (including in the section entitled “Overview” below), Part II, Item 1A of this Form 10-Q, and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025 (the “2024 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2024 Form 10-K.

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

Company Overview and Outlook

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

Merger with Verde Bioresins, Inc.

On May 10, 2024, we announced our intention to evaluate strategic alternatives, with the Strategic Planning Committee of our Board of Directors (the “Strategic Planning Committee”) leading such evaluation with outside assistance from advisors. At the time of announcement, the Strategic Planning Committee had identified targets for a business combination intended to position the newly combined company for sustainable long-term value creation with a strengthened financial profile. On October 23, 2024, we, NXU Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nxu (“Merger Sub I”), NXU Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”) and Verde Bioresins, Inc., a Delaware corporation (“Verde”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Verde, with Verde continuing as a wholly owned subsidiary of Nxu and the surviving corporation of the first merger (the “First Merger”) and promptly following the First Merger, Verde shall merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Merger”), with Merger Sub II continuing as the surviving entity of the Second Merger. Consummation of the Merger, and the other transactions contemplated by the Merger Agreement, is subject to certain closing conditions, including, among other things, (i) approval by the requisite Nxu stockholders of certain actions as required under the Merger Agreement, (ii) approval by the requisite Verde stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (iii) The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the listing of the shares of Nxu common stock to be issued in connection with the Merger (the “Nasdaq Listing Condition”), and (iv) the effectiveness of the registration statement registering the shares of Nxu common stock to be issued in connection with the Merger (the “S-4”) not being subject to any stop order or proceeding seeking a stop order. The Company has filed an initial listing application to list the securities of the combined company on Nasdaq (the “Nasdaq Listing Application”); however, the Nasdaq Listing Application has not yet been approved. Satisfying the criteria to list the securities of the combined company on Nasdaq requires, among other things, the Class A common stock having a certain minimum closing bid price and the combined company having stockholders’ equity of at least $5 million and/or a market value of unrestricted publicly held shares of at least $15 million, which may require the completion of a private placement prior to the closing of the Merger. While the Company is hopeful that all of the criteria to list the combined company’s securities on Nasdaq will be met, the Company cannot provide assurances that such criteria will be met.

The Merger Agreement contains certain termination rights, including, among others, in the event that the Merger has not been consummated by March 31, 2025. The Company continues to pursue closing the Merger.

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

Reverse Stock Split

On March 31, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the shares of Class A common stock of the Company. All historical share and per share amounts reflected throughout this Form 10-Q, including the financial statements, have been retroactively adjusted to give effect to the Reverse Stock Split. See Note 12 – Stock-based Compensation and Common Stock for further discussion.

Noncompliance with Nasdaq Listing Rules

On April 2, 2024, the Company received notice from Nasdaq’s Listing Qualifications Department (the “Staff”) that its stock had closed below the $1.00 per share minimum bid price for 30 consecutive business days required for continued listing on The Nasdaq Capital Market (“Nasdaq CM”), violating Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until September 30, 2024, and subsequently, a second 180 calendar day extension through March 31, 2025 (the “Extended Compliance Period”), to meet the $1.00 per share minimum bid price for a minimum of 10 consecutive business days (the “Minimum Bid Price Cure”) during the Extended Compliance Period.

In anticipation of completing the Merger before the March 31, 2025 compliance deadline, the Company filed an initial listing application for the combined company. When it became apparent that the Merger would not close before the March 31, 2025 compliance deadline, the Company filed an amendment to its Certificate of Incorporation on March 28, 2025 to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s listed securities, its Class A common stock, par value $0.0001 per share (the “Class A common stock”), at a ratio of 1-for-20. The Reverse Stock Split became effective at 12:01 a.m. Eastern Time on March 31, 2025. The stock began trading under the existing trading symbol “NXU” on a split-adjusted basis under a new CUSIP number, 62956D303.

On April 1, 2025, the Company was notified that it had not regained compliance with the Minimum Bid Price Requirement. As a result, the Company’s securities were suspended from trading on Nasdaq CM at the opening of business on April 10, 2025.

On April 7, 2025, the Company requested a hearing to appeal the Staff’s determination to Nasdaq’s Hearing Panel (the “Panel”). Pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), the timely request for a hearing will not stay the trading suspension of the Company’s securities. On April 17, 2025, the Company submitted a plan to regain compliance with the Minimum Bid Price Requirement to the Panel. In its compliance plan, the Company requested that the Panel grant it an exception from the continued listing rules and an additional compliance period to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement for continued listing.

If the Company’s securities are delisted from Nasdaq, it may become more difficult to buy or sell the Class A common stock, obtain accurate market quotations, or maintain liquidity, potentially causing a material decline in stock price. Delisting could also hinder the consummation of the Merger, limit capital-raising efforts, trigger defaults under existing agreements, and result in negative publicity. Additionally, the Company may face increased compliance costs under state blue sky laws and may not be able to list its stock on another national exchange or secure over-the-counter quotation.

Liquidity Position

Nxu is an early-stage company and as such, has incurred losses from operations and has had negative cash flows from operating activities since our inception. Our operations have been financed primarily through net proceeds from the sale of securities.

In the first quarter of 2025 and throughout 2024, we incurred losses from the operation of our first NxuOne™ charging station. We expect to continue to incur losses until we obtain sufficient capital to restart and efficiently scale our production capabilities, increase production volume, and deploy additional NxuOne™ charging systems for public use.

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

Revenue and Profitability

Focus on Megawatt Charging

During the three months ended March 31, 2025, we generated revenue from the operation of our NxuOne™ megawatt charging station delivering electricity to consumer and commercial customer EV in Mesa, Arizona. We expect to continue to generate revenue from charging customer vehicles. Sales of electricity to consumer and commercial customers for EVs charging generated losses during the quarter, primarily as a result of discounted prices offered to customers near the beginning of the year to generate customer interest and encourage high charging station utilization, and due to the cost of depreciation. Our goal is to continue to drive customer interest while focusing on increasing opportunities for profitability through utilization of our NxuOne™ charging station network, competitive pricing, and deployment of additional NxuOne™ charging stations.

For the three months ended March 31, 2025, we did not generate revenue through the sale of battery systems and components.

Other Investing Activities and Opportunities

On June 28, 2024, we entered into a contract with Silicon Valley Disposition (“SVD”) to sell battery manufacturing equipment and certain other assets located in our leased warehouse space in Mesa, Arizona. Pursuant to the contract, assets identified and held for sale were sold in an online public auction (the “Auction”) held on August 13, 2024. In connection with the Auction contract, the Company sold certain assets previously classified as held for sale for total cash proceeds of approximately $0.4 million, net of SVD commissions, and recorded a related loss on the disposal of assets sold at the Auction of approximately $0.5 million for the year ended December 31, 2024. The Company attempted to sell remaining assets classified as held for sale in a second online auction held on December 17, 2024 (the “Second Auction”). No assets were sold at the Second Auction. The Company continues to classify manufacturing equipment and certain other assets that were not sold during the year, but that are available and marketed for sale, as held for sale assets. During the first quarter of 2025, we did not sell any assets classified as held for sale.

Production Investment and Cost Management

We achieved success in our strategic focus to reduce costs of operations and scale the production of our NxuOne™ megawatt charging system in the three months ended March 31, 2024. During that quarter, we doubled our production of units from the prior quarter and reduced costs of materials and labor through product development, process efficiency and team organization. We remain focused on limiting investment in our charging operations as we pursue the Merger with Verde.

Capital Funding

On December 26, 2024, Nxu entered into the PIPE Securities Purchase Agreement with certain investors (the “PIPE Investors”), pursuant to which Nxu sold an aggregate of (i) 340,000 shares of Class A common stock (the “PIPE Purchased Shares”), (ii) pre-funded warrants to purchase 260,000 shares of Class A common stock (the “Pre-Funded PIPE Warrants”), (iii) Series A warrants to purchase up to 300,000 shares of Class A common stock (the “Series A PIPE Warrants”), and (iv) Series B warrants to purchase a number of shares of Class A common stock (the “Series B PIPE Warrants” and together with the Pre-Funded PIPE Warrants and the Series A PIPE Warrants, the “PIPE Warrants” and together with the PIPE Purchased Shares, the “PIPE Securities”). The Series A PIPE Warrants contained a reset adjustment expected to occur on the date (the “PIPE Reset Date”) that is the eighth trading day after the effectiveness of a registration statement on Form S-3 (or a Form S-1 if the Company is not then eligible to register for resale such securities on Form S-3) or, if later, the eighth trading day after the Company obtains stockholder approval of the issuance of the shares of Class A common stock underlying the Series A PIPE Warrants and the Series B PIPE Warrants as required by the rules and regulations of Nasdaq. The reset price means the greater of (i) 80% of the lowest daily weighted average price (as defined) and (ii) a floor price of $1.048 (subject to adjustment). The aggregate offering price for the PIPE Securities sold was approximately $2.4 million, net of offering costs.

On December 30, 2024, Nxu filed a registration statement on Form S-1 (File No. 333-284086) to register for resale by the PIPE Investors up to 5,725,191 shares of Nxu Class A common stock, consisting of (1) 340,000 PIPE Purchased Shares, (2) 260,000 shares of Nxu Class A common stock issuable upon exercise of the Pre-Funded PIPE Warrants, (3) up to 2,862,596 shares of Nxu Class A common stock issuable upon exercise of the Series A PIPE Warrants, and (4) up to 2,262,596 shares of Nxu Class A common stock issuable upon exercise of the Series B PIPE Warrants. Such registration statement went effective on January 24, 2025.

On February 11, 2025, Nxu held the Special Meeting, during which Nxu’s stockholders voted to approve the issuance of the shares of Nxu’s Class A common stock issuable upon exercise of the Series A PIPE Warrants and Series B PIPE Warrants pursuant to the terms of the PIPE Securities Purchase Agreement.  On February 24, 2025, the PIPE Reset Date, the aggregate number of shares of common stock issuable in connection with the alternative cashless exercise of Series A PIPE Warrants was determined to be 2,862,596. Also, on the PIPE Reset Date, the aggregate number of shares of common stock issuable in connection with the exercise of Series B PIPE Warrants, for an exercise price of $0.002, was determined to be 73,734. All Series A PIPE Warrants and Series B PIPE Warrants have been fully exercised.

See the discussion included in Note 12 – Stock-based Compensation and Common Stock of our accompanying unaudited condensed consolidated financial statements included in Part I, Item I, Financial Statements of this Form 10-Q for more information.

We intend to continue to focus on capital financing, conscientious operational spending and managing our cash position to optimize our potential for growth and profitability. There can be no assurance that we will obtain a sufficient level of capital through these channels in the time frames needed to sustain or grow the business or on terms agreeable to us.

Results of Operations

The following table sets forth certain statements of operations data for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	% of Total operating expenses	2024	% of Total operating expenses	Change

Revenue	$1	—%	$4	—%	$(3)

Cost of revenue	1	—	3	—	(2)
Depreciation	21	1	18	—	3
Total cost of revenue	22	1	21	—	1
Gross loss	(21)	(1)	(17)	—	(4)

Operating expenses
Research and development	-	-	395	6	(395)
General and administrative	2,519	99	6,151	94	(3,632)
Advertising	20	1	22	0	(2)

Total operating expenses	2,539	100	6,568	100	(4,029)

Operating loss	(2,560)	—	(6,585)	—	4,025

Other income (expense), net	85	—	44	—	41

Net loss	$(2,475)	—%	$(6,541)	—%	$4,066

Revenue

Three months ended March 31, 2025 vs. 2024. During the three months ended March 31, 2025 and 2024, we recognized charging revenue of approximately $1 thousand and $4 thousand, respectively, from the delivery of electricity to customer electric vehicles through our NxuOne™ megawatt charging station in Mesa, Arizona. Revenue decreased by $3 thousand due to a reduction in sales activity and order volume related to the pending acquisition. No battery revenue was recognized during the three months ended March 31, 2025 and 2024.

Cost of revenue

Three months ended March 31, 2025 vs. 2024. During the three months ended March 31, 2025 and 2024, we recognized cost of revenue of approximately $1 thousand and $3 thousand, respectively. Cost of revenue decreased by $2 thousand due to lower production costs in line with reduced sales activity related to the pending acquisition. The cost of revenue primarily represents energy costs and the use of low-cost tools related to charging services.

Gross loss

Three months ended March 31, 2025 vs. 2024. Gross loss increased $4 thousand from $17 thousand during the first quarter of 2024 to $21 thousand during the first quarter of 2025. Gross loss increased by $4 thousand primarily driven by the decline in revenue and $3 thousand increase in depreciation expense, offset by lower production costs, which were largely associated with reduced sales activity and impacts from the pending acquisition. Gross loss represents revenue less energy costs and depreciation related to charging station services.

Research and development

Three months ended March 31, 2025 vs. 2024. Research and development decreased from $0.4 million during the first quarter of 2024 to nil in the first quarter of 2025 as we paused development and production of our battery technologies and megawatt charging stations and additionally initiated cost saving measures, including reducing headcount in operations and ceasing initial development of future products.

General and administrative

Three months ended March 31, 2025 vs. 2024. General and administrative expenses decreased $3.7 million from $6.2 million during the first quarter of 2024 to $2.5 million in the first quarter of 2025. The change was primarily due to a decrease in stock-based compensation and employee payroll and benefits, due to less vesting expense and a smaller team compared to the three months ended March 31, 2024.

Other income, net

Three months ended March 31, 2025 vs. 2024. Other income, net increased by $0.04 million from the first quarter of 2024 to the first quarter of 2025 primarily due to interest earned from a late research and development payroll tax credit refund of $0.05 million and a late SVD auction proceeds of $0.03 million from sale of low value tools that were not capitalized in 2024, partially offset by $0.04 million gain on the fair value of long-term debt and warrant liability in 2024. See Note 14 – Fair Value Option of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for further discussion.

Liquidity and Capital Resources

As disclosed in Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

During the three months ended March 31, 2025, the Company incurred a net loss of approximately $2.5 million and had net cash used in operating activities of $1.7 million. On March 31, 2025, the Company had $0.9 million in cash and an accumulated deficit of approximately $285.9 million.

As of December 31, 2024, we raised $10.7 million, net of commissions and offering costs, through the issuance and sales of our Class A common stock through the ATM. We also raised an additional $2.4 million, net of offering costs, through the PIPE Securities Purchase Agreement. We did not raise any additional funds in the first quarter of 2025.

These matters, among others, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date these financial statements are issued. We believe that we currently have sufficient cash resources to fund our plan of operations through the second quarter of 2025. Company management is addressing this risk by pursuing all available options for funding including accessing the public markets. We plan to continue considering all avenues available to us in order to obtain the necessary capital to be able to continue as a going concern and to execute on our business objectives including but not limited to debt financing, private placements, equity lines of credit and strategic partnerships. Our success is dependent upon achieving our strategic and financial objectives, including continuing to acquire capital through public markets. However, our Class A common stock is currently suspended from trading on Nasdaq CM. There can be no assurance that we will be able to obtain the necessary capital to continue as a going concern.

The table below sets forth a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(1,689)	$(3,487)
Net cash used in investing activities	—	(850)
Net cash (used in) provided by financing activities	(32)	10,672

Net cash used in operating activities. Net cash used in operating activities during the three months ended March 31, 2025 was $1.7 million. The use of cash resulted primarily from a net loss of $2.5 million and net change in operating lease assets and liabilities of $0.2 million, partially offset by the change in assets and liabilities of $0.9 million, which consists of $0.6 million of prepaid expenses and other current assets and $0.3 million accounts payable and accrued liabilities.

Net cash used in operating activities during the three months ended March 31, 2024, was $3.5 million. The use of cash resulted primarily from a net loss of $6.5 million, partially offset by employee stock-based compensation expense of $2.7 million and net changes in working capital.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2025 was nil.

Net cash used in investing activities for the three months ended March 31, 2024 was $0.9 million. The cash used in investing activities was related to production of NxuOne™ charging station, and the purchase of other property and equipment, during the period.

Net cash (used in)/provided by financing activities. Net cash used in activities of $32 thousand during the three months ended March 31, 2025 was due to the payment of issuance costs related to our PIPE financing.

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

Critical Accounting Estimates

There have been no material changes to the items disclosed as critical accounting policies and estimates under “Liquidity and Capital Resources—Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2025, the end of the period covered by this Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors,” in the 2024 Form 10-K, which could materially affect our business, financial condition, or future results. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our 2024 Form 10-K other than as set forth below:

We are currently not in compliance with Nasdaq’s continued listing requirements. Failure to regain compliance with Nasdaq’s listing requirements could result in delisting and adversely affect our stock price, liquidity and ability to raise capital.

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 2, 2024, Nxu received a notice from Nasdaq stating that Nxu is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq (the “Minimum Bid Price Requirement”).

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

On October 1, 2024, Nxu received a second notice from Nasdaq confirming that Nxu was still not in compliance with the Minimum Bid Requirement as of September 30, 2024 and granting Nxu an additional 180 days, or until March 31, 2025, to regain compliance. Nasdaq’s determination was based on Nxu meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq CM with the exception of the Minimum Bid Price Requirement, and Nxu’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On April 1, 2025, Nxu received a letter from Nasdaq notifying Nxu that it had not regained compliance with the Minimum Bid Price Requirement. As a result, Nxu’s Class A common stock was suspended from trading on Nasdaq CM at the opening of business on April 10, 2025.

On April 7, 2025, Nxu requested a hearing to appeal Nasdaq’s determination to the Panel. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), the timely request for a hearing will not stay the trading suspension of the Company’s securities. On April 17, 2025, Nxu submitted a plan to regain compliance with the Minimum Bid Price Requirement to the Panel. In its compliance plan, the Company requested that the Panel grant it an exception from the continued listing rules and an additional compliance period to regain compliance with the Minimum Bid Price Requirement

No assurances can be provided that Nxu will regain compliance with the Minimum Bid Price Requirement for continued listing. If the Nxu’s Class A common stock are delisted for any reason, it could negatively impact Nxu by, among others, (i) impairing Nxu’s ability to close the Merger, (ii) reducing the liquidity and market price of Nxu’s Class A common stock; (iii) reducing the number of investors willing to hold or acquire Nxu’s Class A common stock, which could negatively impact Nxu’s ability to raise equity financing; (iv) limiting Nxu’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing Nxu from accessing the public capital markets; (v) impairing Nxu’s ability to seek and consummate strategic alternatives; and (vi) impairing Nxu’s ability to provide equity incentives to its employees.

Delisting from Nasdaq could also result in negative publicity. Further, if Nxu is delisted, Nxu would also incur additional costs under state blue sky laws in connection with any sales of its securities. These requirements could severely limit the market liquidity of its Class A common stock and the ability of its stockholders to sell its Class A common stock in the secondary market. If Nxu’s Class A common stock are delisted by Nasdaq, its Class A common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell its Class A common stock or obtain accurate quotations as to the market value of its Class A common stock. In the event Nxu’s Class A common stock are delisted from Nasdaq CM, Nxu may not be able to list its Class A common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Nxu has incurred significant losses since its inception, and Nxu expects to continue to incur losses for the foreseeable future. Accordingly, its financial condition raises substantial doubt regarding its ability to continue as a going concern.

During the three-month period ended March 31, 2025, Nxu incurred a net loss of $2.5 million and had net cash used in operating activities of $1.7 million. As of March 31, 2025, Nxu had $0.9 million in cash and an accumulated deficit of $285.9 million. Nxu cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for Nxu to raise additional capital on an immediate basis. Additionally, Nxu cannot provide any assurance that access to capital will be readily available when needed. These matters, among others, raise substantial doubt about Nxu’s ability to continue as a going concern for a period of one year after the date hereof. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2024 and 2023 also includes explanatory language describing the existence of substantial doubt about Nxu’s ability to continue as a going concern. See Note 1 – Organization and Basis of Presentation of our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q and “—Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.

If Nxu is unable to satisfy its capital requirements, Nxu could be required to adopt one or more of the following alternatives: delaying the implementation of or revising certain aspects of its business strategy; reducing or delaying the development of its products; reducing or delaying capital spending, product development spending and marketing and promotional spending; entering into financing agreements on unattractive terms; and/or significantly curtailing or discontinuing operations, or dissolving and liquidating its assets under bankruptcy laws or otherwise.

There can be no assurance that Nxu would be able to take any of the actions referred to above because of a variety of commercial or market factors, including, without limitation, market conditions being unfavorable for an equity or debt issuance or similar transactions. In addition, such actions, if taken, may not enable Nxu to satisfy our capital requirements if the actions that Nxu is able to consummate do not generate a sufficient amount of additional capital. If Nxu is ultimately unable to satisfy its capital requirements, Nxu would likely need to dissolve and liquidate its assets under the bankruptcy laws or otherwise.

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

Specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot predict whether and when the conditions to the Merger will be satisfied or waived, including but not limited to the requirement that the shares of Nxu common stock to be issued in the Merger be approved for listing on Nasdaq on or prior to the date on which the closing of the Merger occurs. The Company has filed an initial listing application to list the securities of the combined company on Nasdaq (the “Nasdaq Listing Application”); however, the Nasdaq Listing Application has not yet been approved. Satisfying the criteria to list the securities of the combined company on Nasdaq requires, among other things, the Class A common stock having a certain minimum closing bid price and the combined company having stockholders’ equity of at least $5 million and/or a market value of unrestricted publicly held shares of at least $15 million, which may require the completion of a private placement prior to the closing of the Merger. While the Company is hopeful that all of the criteria to list the combined company’s securities on Nasdaq will be met, the Company cannot provide assurances that such criteria will be met.

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

The Merger Agreement also contains certain termination rights, including, among others, (i) the mutual written consent of the parties, (ii) in the event that there is a breach by a party of any of its representations, warranties, covenants or agreements, which breach is not timely cured or curable, (iii) in the event that the Merger has not been consummated by March 31, 2025, (iv) in the event that the requisite approval of Nxu’s stockholders is not obtained upon a vote thereon (triggering Verde’s right to terminate), and (v) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable. Although the Merger was not consummated by March 31, 2025, the Company continues to pursue closing the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 10-K filed with the SEC on April 1, 2024)

3.2	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated December 26, 2023 (incorporated by reference to Exhibit 3.2 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2023)

3.3	Certificate of Amendment of Certificate of Incorporation of Nxu, Inc., dated August 16, 2024 (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 8-K filed with the SEC on August 16, 2024)

3.4	Certificate of Amendment to the Certificate of Incorporation of Nxu, Inc., dated March 28, 2025 (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 8-K filed with the SEC on March 31, 2025)

3.5	Certificate of Designations of Series A Convertible Preferred Stock of Nxu, Inc., dated December 22, 2023 (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 8-K filed with the SEC on December 27, 2023)

3.6	Certificate of Designations of Series B Preferred Stock of Nxu, Inc., dated August 16, 2024 (incorporated by reference to Exhibit 3.5 of Nxu, Inc.’s Registration Statement on Form S-4 filed with the SEC on November 12, 2024)

3.7	Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.4 of Nxu, Inc.’s Form 10-K filed with the SEC on April 1, 2024)

3.8	Amendment No. 1 to the Bylaws of Nxu, Inc. (incorporated by reference to Exhibit 3.1 of Nxu, Inc.’s Form 8-K filed with the SEC on July 24, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. This exhibit should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nxu, Inc.

Date: May 14, 2025	By:	/s/ Sarah Wyant
Sarah Wyant
Chief Financial Officer
(Principal Financial Officer)